Form 10KSB40
period 1998-01-31
ST GEORGE METALS INC
filed 1998-04-21
CIK 848626

THIS PAPER DOCUMENT IS BEING SUBMITTED
                    PURSUANT TO RULE 101(d) OF REGULATION S-T

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-KSB

(Mark One)
[ X ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1998

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-18616

                         ------------------------------

                             ST. GEORGE METALS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                               88-0227915
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

                              125 NationsBank Plaza
                            Richmond, Virginia 23219
                    (Address of principal executive offices)

           Securities registered pursuant to Section 12(g) of the Act:
              St. George Metals, Inc. Common Stock, $.01 par value

       Registrant's telephone number, including area code: (804) 644-3434

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The registrant had revenues in its most recent fiscal year of $30,000. As a development stage company, all revenues were netted against mining costs.

         As of March 31,  1998,  14,487,159  shares of the  registrant's  Common
Stock were outstanding. The aggregate market value of the registrant's Common Stock held by non-affiliates was less than $10,000 based on the closing sales price ($0.001 per share) in March, 1998, the last reported trade date.

                                     PART I
Item 1.   Business

Significant Developments During Year Ended January 31, 1998

         During the year ended January 31, 1998, the Company engaged in no significant business activities other than environmental remediation work undertaken with the supervision of the Nevada Division of Environmental Protection (NDEP) at its former Dean Mine property. As previously reported, the Company posted a $220,000 cash bond with NDEP in fiscal 1996 to cover reclamation costs associated with the Dean Mine. Following discussions with and review of plans by NDEP, the Company commissioned reclamation work during calendar year 1997. Principal items included closure and sealing of adits (mine openings), road regrading, waste dump reclamation, heap leach pad regrading and related matters. As work was certified by NDEP during the year ended January 31, 1998, NDEP authorized partial releases from the cash bond to pay for work performed. At January 31, 1998, $120,000 remained available under the cash bond. The Company believes its reclamation obligations have been substantially fulfilled but weather conditions in January and February 1998 prevented final inspections by NDEP. As a result further releases from the cash bond have been delayed until final NDEP inspections can be performed. In order to permit the Company to pay its independent contractor for reclamation work completed but not yet funded under its cash bond, one shareholder of the Company has advanced funds to the contractor. These advances have been recorded on the Company's books as shareholder advances, which will be repaid as further releases from the cash bond are authorized. At January 31, 1998, shareholder advances totaled $320,000, as increase of $189,000 from the $131,000 outstanding at January 31, 1997.

         At the present time, the Company's financial resources have been substantially exhausted and management does not know of any additional financing available to the Company. The Company has no continuing on-going business activities at this time other than holding certain of its properties subject to options to purchase by unrelated third parties. Although the Company is still interested in the possibility of participating in other mining projects, it has no meaningful available financial resources, and only minimal personnel resources. The Company has liquidated substantially all its assets and paid off its trade creditors to the extent possible in a continuing effort to wind up its business other than through a court supervised process, which would entail significant administrative expenses. The Company has paid most of its trade debt (other than to related parties) and it is unlikely any payments will be made on its other indebtedness, which has been voluntarily subordinated to the Company's trade creditors.

         Because of the Company's financial condition and its consequent difficulty paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 has been and remains doubtful. Accordingly, the Company may not be able to continue filing periodic reports with the Securities and Exchange Commission. As was the case in 1997, the financial statements included with this Form 10-KSB are not audited because the Company was not able to incur the expense of an audit.

         Management does not presently anticipate that any of its outstanding obligations under its Operations Advances, Gold Delivery Contracts and term debt, a substantial portion of which outstanding obligations are held by members of the Company's board of directors, can be satisfied. Correspondingly, management does not believe, as a practical matter, that there is any remaining value to be ascribed to the Company's outstanding preferred stock or common stock.


Other Matters

         Until 1995, the Company had been engaged in the acquisition, exploration and, if warranted, development of natural resource properties. At the present time, the Company has ceased all active operations, and is in the process of winding up its business. The Company had or has an interest in various properties located primarily in the Battle Mountain and Carlin areas of central Nevada, which properties were acquired in the expectation they could have economic potential for gold and silver mineralization (ore deposits). There can be no assurance any of its remaining properties have a commercially mineable ore body unless and until further exploration and feasibility studies are concluded. For a number of years, the only active operations were those being undertaken at the Company's Dean Mine site. These activities and other information concerning properties still held by the Company are described in "Item 2 - Properties" below.

         Employees; Offices. While it was engaged in active exploration and development operations, the Company relied almost exclusively upon independent contractors and consultants to provide equipment, geological, technical and professional and other administrative services. With the cessation of active business operations the Company has terminated all employees and most of its consultant relationships. During the fiscal years ended January 31, 1997 and 1998, the Company had no employees. The Company previously owned a house and small office building, both in Battle Mountain, Nevada, which functioned as an office and as employee housing. These properties were sold in December, 1994, and June, 1995, respectively. At the present time the Company's executive office in Richmond, Virginia, is maintained in the office of its Board Chairman, C. B. Robertson, III. The Company does not reimburse Mr. Robertson any portion of his lease expense but has reimbursed him from time to time for certain telephone and other operating expenses incurred in connection with the Company's business. See "Item 12 - Certain Relationships and Related Transactions" below.


Item 2.   Properties

         Mining Properties. The Company's former and remaining properties are located in the Battle Mountain area of north central Nevada. The Battle Mountain area comprises the central portion of the Battle Mountain-Eureka Gold Belt, a chain of over 14 known metal deposits which stretch approximately 100 miles from the Marigold deposit in the northwest, to the Windfall Mine in the southeast. Four of the 14 known deposits are located in the Battle Mountain area, the most significant of which is the Fortitude Mine of Battle Mountain Gold Company.

         Title Matters. Over the years, the Company acquired ownership and leasehold interests in a number of patented (titled or deeded) and unpatented (not titled or deeded, but where the holder has mineral rights to the land, providing assessment work is done annually) mining claims. In most cases, the Company's purchase price or lease obligations, as the case may be, extend over a period of time not yet completed and are not paid in full. Also, each of the purchase or lease agreements has obligated the Company to pay royalties to the sellers or lessors if production commences. Failure to comply with these agreements, or with the law and regulations which govern the maintenance of unpatented mining claims, could cause a loss of the Company's interest in these properties.

         Under federal law, unpatented mining claims grant the holder equitable title to the claim, with fee title remaining with the United States Government as the owner of public lands. An unpatented mining claim permits the holder to exclusive use of all minerals and to the non-exclusive use of the surface subject to the right of the United States Government and other non-mining uses of the land. Unpatented claims are acquired by staking, posting, and recording a claim, and are maintained by performing annual work and recording affidavits with the U.S. Bureau of Land Management. Patented claims are acquired by filing applications with the United States Government. A patented claim grants the holder exclusive fee title to the surface and minerals. In light of the time and expense required to secure a patented claim, and the policy of the United States Government to retain title to public lands, patent applications customarily are not filed. Unpatented claims are, therefore, widely held and recognized in the mining industry.

         The Company obtained various title opinions with respect to each of its properties which has been the subject of significant exploration activity. The opinions obtained to date typically suggested that the Company undertake various curative actions which, if not taken, could materially impair the Company's property interests.
The Company has endeavored to cure any deficiencies of which it is aware.

         The Company has no patents, trademarks, licenses, franchises or concessions material to its operations.

Dean Mine Property

         The Company's principal property used in it business during the past five years was its Dean Mine leasehold and a 560-acre mill site owned in fee. The Company's Form 10-K for the year ended January 31, 1995, contains a detailed description of exploratory mining activities conducted at the Company's Dean Mine leasehold site, which activities were concluded during the year ended January 31, 1995. No further mining efforts were conducted at the Dean Mine property during the fiscal years ended January 31, 1996, 1997 and 1998.

         In March, 1996, the Company received written notice of termination of its lease on the Dean Mine property from Cascade Resources Joint Venture, the lessor, for non-payment of rent, aggregating $38,400, since June, 1995. The Company accepted the notice of termination, which became effective March 11, 1996, but denied the lessor's contention that the Company owed a $75,000 production fee under the lease agreement. This matter was resolved by payment of all back rent claimed by the lessor in settlement of all claims under the lease agreement. By its terms, the Company's ten-year lease on the Dean Mine property would have expired in October, 1996, had it not been terminated earlier. The Company retained its fee ownership in the Dean Mine mill site and related equipment. See Item 1 above.

         On November 5, 1996, the NDEP issued a Finding of Alleged Violation and Order, requiring compliance with the terms and conditions of the Order by the dates specified in the Order, a copy of which is filed as Exhibit 10.37. These terms and conditions related generally to mine closure requirements. Subsequent to issuance of the Order, the Company responded to NDEP in writing concerning its plan to meet each of the points raised in NDEP's Order. At the present time, the Company believes that it has satisfied the requirements of the Order in all material respects.

         As previously reported, during the year ended January 31, 1996, the Company completed posting a cash bond in the amount of $220,000 as required by the Nevada Division of Environmental Protection, to cover reclamation costs on the Dean Mine property. As a result of reclamation efforts undertaken by the Company during fiscal 1998, the balance remaining under the foregoing cash bond at January 31, 1998 was $120,000.

         Information   concerning  the  Company's  remediation  and  reclamation
activities during fiscal 1998 at the Dean Mine property is contained in Item 1 above under "Significant Developments During Year Ended January 31, 1998."

AMAX/Draco and Hancock Canyon Properties

         The Company's principal remaining properties, known as AMAX/Draco and Hancock Canyon, are described below. The Company carries these interests on its books at a nominal $1.00 value.

         As described in the Company's Form 10-KSB for the year ended January 31, 1996, the Company acquired a group of claims known as the AMAX/Draco property from Luning Gold, Inc. pursuant to a purchase agreement dated August 8, 1990. These claims are in the Lewis Mining District, Lander County, Nevada, approximately 15 miles southeast of Battle Mountain. The claim block consists of three separate blocks containing a total of 107 claim blocks. A production payment ($300,000 due from the lesser of 25% of production or $25,000 payable quarterly after the start of production) is still due, but only after the project goes into production. As previously reported, the Company has granted an option on a portion of this property (44 claim blocks) to Cameco (U.S.) Inc., a U.S. subsidiary of Cameco Corporation, a Canadian corporation. The Agreement provides for an option expiring October 9, 1999, pursuant to which the optionee may purchase the subject property (described as the "BXA" group of unpatented lode claims in Lander County, Nevada) for a purchase price of $75,000, subject to a reserved 1% net smelter royalty to the Company. The option price payable to the Company aggregates $70,000, paid $10,000 upon satisfaction of certain conditions, with the balance paid $10,000 on the first anniversary of the effective date, $20,000 on the second anniversary, and $30,000 on the third anniversary. The optionee retains the right to terminate the option at any time. The optionee made its second anniversary payment in the fall of 1997.

         The Company is currently in discussions with a third party regarding a lease of 62 of the remaining 63 blocks in the Draco/AMAX property. There is no assurance the parties will be able to reach any agreement regarding the terms of such a transaction.

         The Company acquired various properties from Auritech in 1987. The mining lease encompassed five properties, Indian Grouse, Horse Canyon, Hancock Canyon, Mill Creek and Trenton Canyon. The lease obligated the Company initially to issue to Auritech 250,000 shares of Common Stock. Further, the lease contemplated the issuance of 150,000 shares of Common Stock for each property brought to production. A net smelter royalty of 0.5% would also be due in the event of production on the properties. Annual lease payments are paid to Santa Fe Minerals pursuant to an underlying lease. These properties were subject to various joint venture agreements, all of which were later terminated. Additionally, the Company has terminated the leases for the Horse Canyon, Indian Grouse, Mill Creek and Trenton Canyon properties.

         The Company has retained the Hancock Canyon property. This property, consisting of 58 claims, is located on the western side of the Shoshone Range, approximately 2 miles north of Mill Creek and approximately 25 miles south of Battle Mountain. In 1994, the Company undertook additional steps to clear title to the Hancock Canyon property in anticipation of a possible joint venture with another mining company, but no such joint venture was ever agreed upon. The Company has obtained title to Hancock Canyon, but it still is obligated to Barringer Technologies, Inc., the successor to the prior owner, for the net smelter royalty and, after the Company has spent $80,000 on drilling into that property, a payment in the form of 150,000 shares of Company Common Stock.

         As previously reported, in November, 1996, the Company granted an option on the Company's Hancock Canyon property to Cameo (U.S.) Inc. for a purchase price of $65,000, which was paid $10,000 upon execution of the definitive agreement with the balance payable $10,000 on the first anniversary of the execution date (paid October, 1997), $15,000 on the second anniversary and $30,000 on the third anniversary, subject to a reserved 2.5% net smelter royalty. The Company will receive minimum annual royalties of $40,000 commencing on the fourth anniversary of the agreement which will be offset against any future net smelter royalties. The optionee retains the right to terminate the option at any time.

         Also, although the Company terminated the lease for Trenton Canyon, it has staked over that property. Lode claims, Mill 1 through 31, have been staked in the Battle Mountain area on the west side of Antler Peak which adjoins Santa Fe's North Peak project to the west. If the Company should ever develop that property, it may be obligated to pay the prior owner the net smelter royalty of 0.5%. The Company is discussing with a third party a lease of the 31 Trenton Canyon claims.

         As previously reported, the Trenton and Hancock Canyon properties were written down, together with certain other properties, to a nominal $1.00 value at year-end January 31, 1995.

         The Company also holds under lease a group of claims on properties in the Battle Mountain area known as Whiskey Canyon, Red Cap and North Cap. The Company is presently in discussions with a third-party (the same party it is having discussions with concerning the Hancock Canyon properties and the remaining Draco/AMAX properties) regarding a possible lease transaction. This would require the consent of the Company's lessor. The Company is discussing the terms of this transaction with its lessor. there is no assurance any agreement can be reached among the parties.

         Dean Mine Mill Site. The Company owns in fee a 560 acre tract known as the Dean Mine Mill Site, used in connection with its previous exploratory mining efforts at the Dean Mine. As previously reported, in October, 1996, the Company entered into an agreement with Idaho Consolidated Mining Corporation (ICMC) which, among other things, contemplated a sale to ICMC of the Dean Mine Mill Site together with certain ancillary claims, in exchange for 75,000 shares of common stock of ICMC. Subsequently, however, ICMC advised the Company that it had no further interest in the Dean Mine Mill Site. No shares of ICMC stock have ever been delivered to the Company and the Company has treated that portion of the 1996 agreement as having been rescinded. The Company has recently received correspondence from ICMC indicating it is of a contrary view as to at least certain unpatented claims.

Item 3.   Legal Proceedings

         None.

Item 4.   Submission of Matters to Vote of Security Holders

         None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         The reported high and low bid prices for the Company's common stock on the bulletin board over-the-counter trading system operated by the NASD (Symbol:
SGGM) for the periods shown were as follows:*

                                     Fiscal Year ended January 31,
                                   1997                        1998
                           ----------------------      ---------------------
                           High Bid       Low Bid      High Bid      Low Bid
                           --------       -------      --------      -------

     First Quarter       $    0.10         0.0001        0.001        0.0001
     Second Quarter         0.0001         0.0001        0.001        0.0001
     Third Quarter          0.0001         0.0001        0.001        0.0001
     Fourth Quarter          0.001         0.0001        0.001        0.0001

      First Quarter fiscal 1998 (through March 31, 1997): Two trades reported. High/low prices unchanged from Fourth Quarter.

---------------
* The trading information listed in this table may not be representative because the trading of Company Common Stock reflected by the NASD bulletin board is sporadic and no trades were reported during a number of months. Approximately 20 trades were reported during fiscal 1998. No trades were reported in the Second Quarter of fiscal 1998.

         The over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of March 31, 1998, there were approximately 720 shareholders of record, holding an aggregate of 14,487,159 shares of Common Stock outstanding.

         The Company paid no cash dividends in either of the two most recent fiscal years.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)      Results of Operations for the Year Ended January 31, 1998

         During the year ended January 31, 1998, the Company engaged in no material business activities other than (i) to undertake certain environmental remediation work at its former Dean Mine site in the Battle Mountain, Nevada area; and (ii) to continue to explore possible arrangements for the lease or sale of certain of its remaining properties.

         During the year the Company had cash receipts of $30,000 under its two existing option agreements with Cameco (U.S.), Inc. for the purchase of certain Company properties. The Company incurred substantial remediation expenses in order to comply with certain requirements of the Nevada Division of Environmental Protection (NDEP) with respect to the Company's former Dean Mine leasehold. As a result, accounts payable at January 31, 1998, increased to $199,000 from $44,000 the prior year and shareholder advances, which were made to permit the Company to pay for certain of this work, increased from $131,000 in the prior year to $320,000 at January 31, 1998.

         The Company had a net loss of $893,000 ($.06 per share) compared to net recovery of $65,000 ($.00 per share) for the previous year. Accrued interest was $554,000 compared to $425,000 the prior period; reclamation expenses were $333,000 compared to zero for the prior period. Professional fees were $13,000 compared to $12,000 for the prior year; and general and administrative expenses were $5,000 compared to $1,000 the prior year.

         Total assets at year end were $124,000, with $4,000 cash and $120,000 in other assets (balance of reclamation bond posted with NDEP). At year-end the Company had current liabilities of $3,219,000, an increase of $874,000 over prior year (of this increase, $650,000 was attributable to accrued interest expenses), and long term debt of $6,999,000. Shareholder equity was negative ($10,094,000), compared to ($9,201,000) at January 31, 1997.

(b)      Results of Operations for the Year Ended January 31, 1997

         During the year ended January 31, 1997, the Company continued to attempt to resolve its outstanding trade debt, to which all other Company debt has been subordinated, through a liquidation of certain assets.

         During the fiscal year ended January 31, 1997, the Company had cash receipts of $426,000, all of which resulted from the sale of or options to purchase various Company properties. Proceeds of these transactions were applied to various trade debt and the settlement during the year for approximately $38,000 of a claim for back rent on the Company's Dean Mine leasehold interest prior to its termination. Accounts payable were reduced from January 31, 1996 by $347,000, and advances from shareholder were reduced by $145,000.

         The Company experienced a net recovery of $65,000 ($.00 per share), compared to a net loss of $661,000 ($.05 per share) in the prior year. The difference between fiscal 1997 and 1996 was largely attributable to a recovery of mineral interests previously written off of $492,000, as a result of the sales transactions described in the preceding paragraph, and an adjustment of $157,000 through negotiations of accounts payable. Additionally, general and administrative costs were $1,000 for fiscal 1997, down from $15,000 the preceding year; interest cost was $425,000 compared to $614,000 the preceding year; and professional fees were $12,000 for fiscal 1997 compared to $32,000 the preceding year, reflecting a continued reduction in the Company's activities requiring legal and accounting services.

         Total assets at year-end were $240,000, with $20,000 in cash and $220,000 in other assets (reclamation bond posted with the Nevada Department of Environmental Protection). At year-end, the Company had current liabilities of $2,345,000, an increase of $76,000 over prior year, and long-term debt of $7,096,000. Shareholder equity was negative ($9,201,000), including a cumulative deficit from inception of ($20,435,000).

 (c)     Liquidity and Capital Resources at Year End January 31, 1998

         The Company had no material liquidity or capital resources at year end, January 31, 1998. At that date, the Company had current assets of $124,000 and current liabilities of $3.2 million. Current liabilities include $2.6 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing (other than through payments under option agreements for the sale of certain capital assets and in the form of advances from a principal shareholder) during the twelve-month period ended January 31, 1998. The Company continues to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from Dean Mine Net Cash Flow) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

(d)      Accounting Changes

         In February, 1993, the Financial Accounting Standards Board issues Statement No. 109, "Accounting for Income Taxes". Statement No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Effective February, 1994, the Corporation adopted Statement No. 109 on a prospective basis. There is no effect on the Corporation's statement of operations for the year ended January 31, 1995 as a result of the adoption of Statement No. 109. The effective tax rate and components of income tax expense at January 31, 1995 did not change significantly from that at January 31, 1994.


Item 7.  Financial Statements and Supplementary Data

         The Financial Statements (unaudited) and related schedules and notes are set forth beginning at Page F-1 of the report.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None. Because of the Company's financial position it has not retained any certified public accountants to audit its financial statements for the year ended January 31, 1998.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant; Compliance with
         Section 16(a)

         Each of the members of the Board of Directors of the Company was elected by the shareholders on August 12, 1993. The Company has not had an annual meeting of shareholders since that time due to a variety of factors, including extreme financial difficulties and management turnover.

                                    Directors

           Name            Age              Positions Held                Since
           ----            ---              --------------                -----

Harrison Nesbit II         70       Director                               1989

Fred G. Pollard            79       Director                               1993

C. B. Robertson III        62       Director; Chairman of the Board        1993
                                    effective September 1, 1993

Ralph D. Rooney            72       Director                               1984

---------------

         Harrison Nesbit, II has served since 1961 as Chairman of Godine, Nesbit, McCabe, an insurance firm located in Charlottesville, Virginia. Mr. Nesbit also serves as a director of Figgie International, Inc., an operating company servicing consumer, technical, industrial and service markets worldwide.

         Fred G. Pollard has been an attorney since 1942. He is presently Of Counsel to the law firm of Williams, Mullen, Christian & Dobbins in Richmond, Virginia.

         C. B. Robertson, III has been engaged for more than five years in real estate development through CBR Associates, Inc. in Richmond, Virginia.

         Ralph D. Rooney was elected Senior Chairman and member of the Board of Directors of the Company in 1984. Mr. Rooney has, for many years, been self-employed as a prospector.


                               Executive Officers

           Name                      Positions Held             Since
           ----                      --------------             -----

C. B. Robertson III          Chairman of the Board              1993
                             effective September 1, 1993

Harrison Nesbit, II          Treasurer                          1995

---------------

         There are no other individuals who are considered by the Company to be "significant employees." There are no family relationships among the directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, Section 16(a) of the Exchange Act requires directors and executive officers, and any persons holding more than 10% of the Company's Common Stock, to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). The Company is required to disclose in the Annual Report on Form 10-KSB or in the proxy statement for the annual meeting any failure to file a required report by its due date during the fiscal year ended January 31, 1998. The Company is not aware of any transactions in securities of the Company requiring the filing of any required report during the year ended January 31, 1998.


Item 10.  Executive Compensation

         Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended January 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer. There were no other executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.

                                                                                            Long term compensation
                                                         Annual compensation                          Awards
                                               -----------------------------------------    --------------------------
                                     Year                                       Other        Restricted
                                    Ended                                      Annual        Stock
                                    Jan. 31    Salary         Bonus         Compensation     Awards         Options(1)
                                    -------    ------         -----         ------------     ------         ----------
     Name and principal position
     ---------------------------
     C.B. Robertson(2)              1997       $      0          --         --                 --
       Chairman of the Board        1996       $      0          --         --                 --
       and acting CEO               1995       $      0          --         --                 --

(1) No stock options were granted in the fiscal years ending January 31, 1996, 1997 or 1998.
(2) Mr. Robertson was appointed CEO and Chairman effective September 1, 1993. He has accepted no compensation for this position. See Item 12, Certain Relationships and Related Transactions.

         Option Grants in Last Fiscal Year. No stock options were granted to the Chief Executive Officers (or any other officer) during the fiscal year ended January 31, 1998 under the 1989 Stock Plan (the "Plan").

         Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values. No stock options were exercised by the Chief Executive Officer during the fiscal year ended January 31, 1998 under the Plan.

         Compensation Plans. In 1989, the Board of Directors of the Company approved a non-qualified stock option plan ("Plan") which provided for the grant to officers, employees, consultants and independent contractors of the Company of options to purchase shares of Common Stock.

         The Plan authorized the issuance of options covering 1,630,332, shares of Common Stock. As of July 31, 1994, options covering 1,435,401 shares of Common Stock were outstanding, of which options covering 1,240,470 shares of Common Stock were held by officers and directors of the Company. All outstanding options expired by their terms unexercised as of July 31, 1994.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, including the effect of its Series A and Series B Preferred Stock, at January 31, 1998 by (i) each person known to be the beneficial owner of, directly or indirectly, or to control or direct, as of January 31, 1998, more than five percent of the outstanding shares of Common Stock, (ii) each director and officer named in the Summary Compensation Table (See "Executive Compensation") and (iii) all officers and directors as a group.

                                                                 Amount and Nature
                                                                  of  Beneficial
                                                                     Ownership
                                                                     of Common                Percentage of
         Name and Address             Title of Class                 Stock* **                Class Owned*
         ----------------             --------------                 ---------                ------------
Harris Capital Mngmt. Ltd.              Common Stock                     887,250  (1)              6.04%
545 Ventura Crescent
North Vancouver
British Columbia, Canada  V7N 3G8

Richard O. Hunton                       Common Stock                   1,177,210  (2)              7.60%
10555 Westpark Drive
Houston, Texas  77042

Harrison Nesbit, II                     Common Stock                   1,094,899  (3)              7.53%
P. O. Drawer 5287
Charlottesville, Virginia  22905

Fred G. Pollard                         Common Stock                   1,100,000  (4)              7.10%
1021 Cary Street
Richmond, Virginia  23219

C. B. Robertson, III                    Common Stock                   1,128,605  (5)              7.10%
125 NationsBank Center
Richmond, Virginia  23277

Ralph D. Rooney                         Common Stock                     484,134                   3.36%
St. George Metals, Inc.
P. O. Box 548
Battle Mountain, Nevada

Neal O. Wade, Jr.                       Common Stock                   1,158,536  (6)              7.48%
750 Bering Drive
Suite 606
Houston, Texas  77057

All directors and executive officers    Common Stock                   3,807,638                   23.0%
            as a group (4 in group)

* The beneficial ownership table reflects Company Common Stock holdings, which figures include holdings of Preferred Stock adjusted to reflect each series' respective initial conversion ratio into Company Common Stock. In accordance with rules and regulations of the SEC, beneficial ownership and percentages assume, for each individual shown, the conversion of all Preferred Stock and exercise of all warrants held by such individual but not any other shareholder, thus potentially overstating such person's beneficial ownership in the Company. Beneficial ownership for all directors and executive officers as a group assumes the conversion of all Preferred Stock and the exercise of all warrants held by all such individuals in the group but not by any other shareholder, thus potentially overstating the beneficial ownership of such group. (All Series B Warrants held by Harris Capital and Mr. Nesbit referenced below in Notes (1) and (5), will expire by their terms, unless previously exercised, on or before December 31, 1998).

**These  calculations  do not include  shares  convertible  into Company  Common
  Stock by persons holding Operations Advances. Pursuant to those Operations Advances, holders may convert each $1.00 in Operations Advances into seven shares of Company Common Stock. However, such conversion rights are not practically effective pursuant to the terms of those Operations Advances unless and until the Company's articles of incorporation are amended to increase the number of authorized shares of Company Common Stock to a number sufficient to permit conversion of those Operations Advances. No such shareholder approval had been sought or obtained as of the date of this report. Holders of more than five percent of the Company's outstanding Common Stock, and directors and officers named in the Executive Compensation Table above hold Operations Advances as follows: Mr. Hunton: $100,000; Mr. Nesbit:
  $42,000; Mr. Pollard: $625,000; and Mr. Robertson: $575,000.

(1) Shares held for the beneficial owners, members of Venture North Investment Club. Includes 204,750 shares which the company may acquire under presently exercisable Series B warrants.

(2) Includes 1,000,000 shares which Mr. Hunton may acquire upon conversion of 250 shares of Series A Preferred Stock.

(3) Includes 2,500 shares held by an IRA controlled by Mr. Nesbit, 3,000 shares held by a company of which Mr. Nesbit is an officer and shareholder, 60,000 shares which Mr. Nesbit may acquire upon conversion of Series B Warrants, and 60,000 shares owned by Mr. Nesbit's spouse as to which Mr. Nesbit disclaims beneficial ownership.

(4) Includes 1,000,000 shares which Mr. Pollard may acquire upon conversion of 250 shares of Series A Preferred Stock.

(5) Includes 88,605 shares held by a controlled partnership, 15,000 shares held by Mr. Robertson's wife, and 1,000,000 shares which Mr. Robertson may acquire upon conversion of 250 shares of Series A Preferred Stock.

(6) Includes 1,000,000 shares which Mr. Wade may acquire upon conversion of 250 shares of Series A Preferred Stock.

Item 12. Certain Relationships and Related Transactions

         As noted above, C. B. Robertson, III served as Chairman of the Board and Chief Executive Officer without compensation during the year ended January 31, 1998. During the fiscal year ended January 31, 1998, Mr. Robertson advanced $188,910 to the Company for the payment of operating expenses. During 1997, Mr. Robertson advanced $12,000 to the Company for operating purposes which amount was repaid without interest during the year. Additionally, during the years ended January 31, 1995 and 1996, Mr. Robertson personally advanced an aggregate of $257,237 and $19,773, respectively, to the Company and to various third-parties, including in fiscal 1995 certain salary payments to the Company's only salaried employee, on behalf of the Company in order to permit the Company to continue its operations at its Dean Mine facility. During 1997, the Company repaid approximately $130,000 of these amounts without interest. The balance has been accrued on the Company's books at January 31, 1998 as advances from shareholder. See Note 6 of Notes to Financial Statements.

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) Financial Statements (see Financial Statements at Page F1)

(a)(2) Financial Schedules

         No Financial Schedules are required.

(a)(3) Exhibits
             Exhibit No.                                      Exhibit
               3.1(1)               Copy of Articles of Incorporation of Registrant.

               3.2(1)               Copy of Bylaws of Registrant.

               10.7(1)              Copy of Agreement  dated June 19, 1987,  between  Auritech Joint Venture and St.
                                    George Minerals Inc., as amended.

              10.19(1)              Copy of  Registration  Rights  Agreement,  dated  effective as of  July 1, 1990, among St. George Metals, Inc. and the participants in the Private Placement.

              10.20(1)              Copy of Purchase  Agreement dated March 21, 1990,  between Luning Gold, Inc. and
                                    St. George  Minerals  Inc.,  together with the First  Amendment  thereto,  dated
                                    June 14, 1990.

              10.21(1)              Copy of Promissory Note of St. George Metals, Inc. dated August 8, 1990,  in the original principal amount of $140,000 payable to Luning Gold, Inc.

              10.25(3)              Subscription Agreement for Private Placement of Series A Preferred Stock.

              10.26(4)              Certificate  of  Designation,  Preferences,  Rights and  Limitations of Series A
                                    Preferred Stock, $.01 par value, of St. George Metals, Inc.

              10.27(4)              Loan Agreement between St. George Metals, Inc. and borrowers (plus exhibits).

              10.30(6)              Certificate  of  Designation,  Preferences,  Rights and  Limitations of Series B
                                    Preferred Stock.

              10.31(6)              Subscription Agreement for Private Placement of Series B Preferred Stock.

              10.33(7)              Form of Operations Advance.

              10.34(7)              Form of Gold Delivery Contract.

              10.35(8)              Option  Agreement  dated as of February  21, 1996 between the Company and Cameco
                                    (U.S.) Inc.

              10.36(9)              Purchase Agreement with Idaho  Consolidated  Metals Corporation dated October 9,
                                    1996.

              10.37(10)             Finding of Alleged  Violation  and Order  dated  November  5, 1996 by the Nevada
                                    Division of Environmental Protection




              10.38(10)             Hancock Option  Agreement  dated as of November 21, 1996 between the Company and
                                    Cameco (U.S.) Inc.

                 24                 Powers of Attorney, filed herewith.

                 27                 Financial Data Schedule, filed herewith.s

------------

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, dated May 25, 1990, as amended and incorporated herein by reference to such filing.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, for fiscal year ended January 31, 1992.
(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended October 31, 1992, as amended and incorporated herein by reference to such filing.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended July 31, 1992, as amended and incorporated herein by reference to such filing.
(5) Filed as an exhibit to the Company's current report on Form 8-K, dated June 15, 1992.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended July 31, 1994, as amended and incorporated herein by reference to such filing.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 1995, as amended and incorporated herein by reference to such filing.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996, as amended and incorporated herein by reference to such filing.
(9) Filed as an exhibit to the Company's current report on Form 8-K dated October 2, 1996, as amended and incorporated herein by reference to such filing.
(10) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, for fiscal year ended January 31, 1997 and incorporated herein by reference to such filing.

(b)      Reports on Form 8-K

         None


(c)      Exhibits

         (See Item (a)(3) above).


(d)      Additional Financial Statements

         (See Items (a)(1) and (a)(2) above).

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ST. GEORGE METALS, INC.


Dated:  April 21, 1997                    By:/s/ C. B. Robertson, III
                                             ------------------------
                                                   C. B. Robertson, III
                                                   Chairman of the Board


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                         Capacity                                Date
              ---------                                         --------                                ----
* /s/ C. B. Robertson, III                             Chairman of the Board                       April 21, 1998
------------------------------------
C. B. Robertson, III                                   and Director (Principal
                                                       Executive Officer)

* /s/ Harrison Nesbit, II                              Treasurer (Principal                        April 21, 1998
------------------------------------
Harrison Nesbit, II                                    Financial and
                                                       Accounting Officer)

* /s/ Harrison Nesbit II                               Director                                    April 21, 1998
------------------------------------
Harrison Nesbit II

* /s/ Fred G. Pollard                                  Director                                    April 21, 1998
------------------------------------
Fred G. Pollard

* /s/ Ralph D. Rooney                                  Director                                    April 21, 1998
------------------------------------
Ralph D. Rooney


* By /s/ F. Claiborne Johnston, Jr.
-----------------------------------
F. Claiborne Johnston, Jr.
Attorney-in-Fact

                             ST. GEORGE METALS, INC.

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED
                              FINANCIAL STATEMENTS

                            JANUARY 31, 1998 AND 1997

                      (EXPRESSED IN THOUSANDS U.S. DOLLARS)






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED
                                 BALANCE SHEETS
                            JANUARY 31, 1998 AND 1997

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                  1998                  1997
                                                                                --------             ---------
         ASSETS
CURRENT
     Cash                                                                       $      4             $      20

OTHER - Reclamation deposit                                                          120                   220
                                                                                --------             ---------

     TOTAL                                                                      $    124             $     240
                                                                                --------             ---------

         LIABILITIES
CURRENT
     Accounts payable                                                           $    199             $      44
     Advances from shareholder                                                       320                   131
     Accrued interest payable                                                      2,600                 1,950
     Accrued mineral interests reclamation costs                                     100                   220
                                                                                --------             ---------
                                                                                   3,219                 2,345

LONG TERM-DEBT
     Other                                                                         1,888                 1,888
     Related parties                                                               5,111                 5,208
                                                                                --------             ---------

     TOTAL LIABILITIES                                                            10,218                 9,441
                                                                                --------             ---------

         SHAREHOLDERS' DEFICIT
SHARE CAPITAL
     Authorized
         10,000,000 Preferred shares -
              Par value $.01 per share
         30,000,000 Common shares -
              Par value $.01 per share
     Issued and paid in capital
                 1,450   Series A Preferred shares                                 1,450                 1,450
               166,417   Series B Preferred shares                                   499                   499
            14,487,159   Common shares                                             9,285                 9,285
     Deficit accumulated during development stage                                (21,328)              (20,435)
                                                                                ---------              --------
                                                                                 (10,094)               (9,201)
                                                                                ---------            ----------
     TOTAL                                                                      $    124             $     240
                                                                                --------             ---------


                             PREPARED BY MANAGEMENT

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                                    UNAUDITED
                          STATEMENT OF LOSS AND DEFICIT
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                        CUMULATIVE                       YEARS ENDED
                                                        JANUARY 31,                      JANUARY 31,
                                                           1998                  1998                     1997
                                                       -----------           -----------             --------------
WRITE DOWN AND (RECOVERY)
     OF MINERAL INTEREST                               $    14,594           $         -             $        (492)
                                                       -----------           -----------             --------------

ADMINISTRATIVE COSTS
     Related party administration charges              $       377           $                       $           -
     Related party fees                                        611                                               -
     General and administrative                                741                     5                         1
     Interest                                                3,042                   554                       425
     Reclamation and other costs                               333                   333                         -
     Professional fees                                       1,154                    13                        12
     Salaries and benefits                                     892                                               -
     Shareholder information                                   239                                               -
     Loss on disposal of agreement receivables                  22                                               -
     Fees and recoveries                               (       247)                    -                         -
                                                       ------------          -----------             -------------

     TOTAL ADMINISTRATIVE COSTS                              7,164                   905                       438
                                                       -----------           -----------             -------------

NET (LOSS) RECOVERY BEFORE
     INTEREST INCOME                                   (    21,758)          (       905)                       54

INTEREST INCOME                                                430                    12                        11
                                                       -----------           -----------             --------------

NET (LOSS) RECOVERY                                    (   21,328)           (      893)                        65
                                                       -----------

DEFICIT BEGINNING OF PERIOD                                                       20,435                    20,500
                                                                             -----------             -------------

DEFICIT END OF PERIOD                                                        $    21,328             $      20,435
                                                                             -----------             -------------

BASIC LOSS PER SHARE
     IN U.S. DOLLARS                                                         $       .06             $         .00

WEIGHTED AVERAGE NUMBER OF                                                    14,487,159                14,487,159
     COMMON SHARES OUTSTANDING


                             PREPARED BY MANAGEMENT

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                         CUMULATIVE                       YEARS ENDED
                                                         JANUARY 31,                      JANUARY 31,
                                                            1998                  1998                  1997
                                                          --------              --------             ---------

FUNDS PROVIDED (USED) BY OPERATING
     ACTIVITIES
     Net recovery (loss) for the period                   $(21,328)             $   (893)            $      65

     WRITE DOWN OF MINERAL INTEREST                         15,086                                           -

     CHANGES IN OTHER NON-CASH
         WORKING CAPITAL ITEMS                               3,219                   874                    93
                                                          --------              --------             ---------
                                                            (3,023)                  (19)                  158
                                                          --------              --------             ---------

FINANCING ACTIVITIES
     ISSUED AND PAID IN CAPITAL
         Preferred shares                                    1,949                                           -
         Common shares                                       9,309                                           -
         Share issue costs                                (     24)                                          -

LONG-TERM DEBT                                               6,999                   (97)                 (176)
                                                          --------              --------             ---------
                                                            18,233                   (97)                 (176)
                                                          --------              --------             ---------

INVESTING ACTIVITIES
     Reclamation deposits                                 (    120)                  100                     -
     Mineral interest (recovery)                          ( 15,086)                    -                    34
                                                          ---------             --------             ---------
                                                          ( 15,206)                  100                    34
                                                          ---------             --------             ---------

INCREASE (DECREASE) IN CASH                                      4              (     16)                   16
CASH BALANCE BEGINNING OF PERIOD                                 -                    20                     4
                                                          --------              --------             ---------
CASH BALANCE END OF PERIOD                                $      4              $      4             $      20
                                                          --------              --------             ---------

                             PREPARED BY MANAGEMENT

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)



1.       GOING CONCERN CONSIDERATIONS

         The Company has been unable to attain profitable operations and generate funds therefrom and/or raise equity capital to meet current and future obligations.

         At the present time, the Company's financial resources have been substantially exhausted and management does not know of any additional financing available to the Company. The Company has no continuing
         on-going   business   activities   at  this  time  other  than  certain
         remediation efforts at its former Dean Mine leasehold, and its activities holding certain of its properties subject to options to purchase by unrelated third parties. Although the Company is still interested in the possibility of participating in other mining projects, it has no meaningful available financial resources, and only minimal personnel resources. The Company has liquidated substantially all its assets and paid off its trade creditors to the extent possible in a continuing effort to wind up its business other than through a court supervised process, which would entail significant administrative expenses. The Company has paid most of its trade debt (other than to related parties) and it is unlikely any payments will be made on its other indebtedness, which has been voluntarily subordinated to the Company's trade creditors.

         At year-end January 31, 1995, management reviewed the Dean Mine project and concluded that it did not contain sufficient mineable ore to be economically viable. The Company has ceased exploration and has written down the carrying values of mineral interests to their estimated net realizable value, as determined by management or subsequent disposition.

         As at January 31, 1998 and 1997, the Company's liabilities exceeded total assets by $10,094,000 and $9,201,000 respectively. The Company was notified in 1994 by two holders of term notes that the Company was in default under the terms of these agreements, although the Company does not agree with this contention. See Note 8 to the financial statements. During the year-ended 1997, the Company's leasehold interest in the Dean Mine was terminated by the lessor.

         As noted, management has been in the process of disposing of assets and settling its trade liabilities as funds become available. The Company has not made any proposals to the holders of its operations advances, gold delivery contracts and term notes for settlement of amounts at

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)



         less than the face value of these debts. The Company is also required to complete reclamation on its Dean Mine project at an estimated cost of $220,000. The estimate of reclamation costs has been accrued in the year end financial statements. See Note 4 to the financial statements.

2.       ACCOUNTING POLICIES

         (a)      Accounting Principles

                  These consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States.

         (b)      Mineral Interests

                  Through the fiscal year ended January 31, 1996, the Company engaged in the exploration and development of mineral resource properties. It recorded mineral interests at cost or at an ascribed amount if the consideration was common shares. The Company included in costs the lease and option payments and advanced royalties on properties held under lease and option agreements. The Company carried its investments net of recoveries from former joint venture partners.

         (c)      Values of Mineral Interests

                  Historically, the amounts shown for mineral interests represented nominal costs of retained properties and did not necessarily represent present or future values. The recoverability of these amounts was dependent upon the confirmation of economically recoverable reserves, the ability of the Company to obtain necessary financing to meet property purchase, lease, option and minimum exploration commitments and to successfully complete their development and upon subsequent profitable production. The Company's investments in resource properties have been subject to periodic review for permanent impairment. Generally, the Company considered that impairment of a mineral interest occurred at the earlier of a decision by management to abandon the claims or that the carrying value of an investment in a mineral interest or

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)



                  project will likely exceed the future net cash flows. As of January 31, 1995, the Company's retained mineral interests were written down to a nominal amount. As of January 31, 1997, the Company's retained mineral interests were reduced to zero.

         (d)      Income Taxes

                  Effective February l, 1994, the Company adopted the method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Among other requirements, tax benefits related to operating losses are to be recognized in the accounts if management believes, based on available evidence, that it is more likely than not that they will be realized. Due to the nature of the Company's development stage operations and the unlikelihood of realization within a reasonable time, no fixture tax benefit has been recognized in the accounts for the current or prior years.

         (e)      Loss Per Share

                  Basic loss per share is calculated on the weighted average number of common shares outstanding during the year. Common stock equivalents, convertible debt and convertible shares and other adjustments in determining any diluted loss per share are not included in the weighted average if they would reduce the Company's reported loss per share.

3.       MINERAL INTERESTS

         The Company holds its remaining mineral interests under various mineral agreements. The mineral interests are subject to royalties ranging from 3 % to 6 % of net smelter returns. Certain interests are subject to production commencement payments and consumer price index adjustments.

         In the years ended January 31, 1998 and 1997, the Company had a recovery on mineral interests of $-0- and $492,000, respectively.

4.       OTHER ASSETS
                                            1998                  1997
                                            ----                  ----

         Reclamation deposits             $120,000              $220,060
                                          ========              ========

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)




         Reclamation deposits are comprised of interest-bearing certificates of deposit, which have been pledged as security with the State of Nevada for the performance of the Company's reclamation commitments. The funds will not be available for general working capital purposes until such time as the approved reclamation program has been completed. During the year ended January 31, 1998, the State of Nevada authorized the release of $100,000 from the reclamation deposits as reclamation work was performed.

5.       FUNDS PROVIDED (USED BY) OTHER NON-CASH WORKING CAPITAL ITEMS

                                                       Cumulative to                     Years Ended
                                                        January 31,                      January 31,
                                                           1998                    1998                 1997
                                                           ----                    ----                 ----
         Accounts payable                            $     199,054              $  154,232        $   (346,736)
         Accrued interest payable
              - Term notes and advances                  2,600,414                 650,907             584,100
         Accrued mineral interests
              reclamation costs                            100,000                (120,000)                  -
         Advances from shareholder                         319,910                 188,910            (145,000)
                                                     -------------              ----------        ------------

                                                     $   3,219,378              $  874,049        $     92,364

6.       ADVANCES FROM SHAREHOLDER

         Advances from shareholder bear interest at quoted bank prime rates (year end rate - 8.5 %), are unsecured and repayable upon demand. No interest was paid on the shareholder advances during the year. For the year ended January 31, 1998, accrued interest on shareholder advances was $11,135.

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)


7.       LONG-TERM DEBT

                                                                                 1998                    1997
                                                                                 ----                    ----
         (a)    Operations advances, non-interest bearing
                Third parties                                              $     587,343           $     587,343
                Related parties                                                1,277,000               1,277,000

         (b)    Gold delivery contracts - related parties                        835,000                 932,000

         (c)    Term Notes payable, bearing interest at
                quoted bank prime rate plus l%. (Effective rate - 9.5%.)

                Third parties                                                  1,300,000               1,300,000
                Related parties                                                3,000,000               3,000,000
                                                                           -------------           -------------

                                                                           $   6,999,343           $   7,096,343

         (d)    Operations Advances

                In 1994, the Company authorized up to $2,000,000 of non-interest bearing senior convertible promissory notes which, subject to authorization of additional common shares, are convertible at the option of the holder into 7 common shares for each dollar advanced. No such authorization of additional common shares has been sought or obtained, so the conversion privilege is not effective. The notes are to be repaid in semi-annual installments from future net cash flow from the Company's Dean Mine as calculated at January 31 or July 31 and payable April l and October 1 respectively. No payments were made during the fiscal years ending January 31, 1998 and 1997.

         (e)    Gold Delivery Contracts - Related Parties

                The holders of the gold delivery contracts have subordinated their right to any repayment until such time as the operations advances have been repaid in fill. The contracts are non-interest bearing and are repayable by delivery of 2,694 ounces of gold. At January 31, 1998, the equivalent value of the gold obligation was $835,000, a reduction from the prior year of

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)




                $97,000 to reflect changes in the price of gold. Related party interest charges for the fiscal years ended January 31, 1998 and 1997 include provisions of $(97,000) and $(159,000)
                respectively, for decrease in the value of the gold obligation during the periods shown.

         (f)    Term Notes Payable and Related Interest

                The holders of the term notes payable have subordinated their right to any repayment of principal or interest until such time as the operations advances have been repaid in full.

                No interest was paid by the Company during the fiscal years ending January 3l, 1998 and 1997. In 1993, the Company made interest payments of $120,290. Interest payable as at January 31, 1998 is summarized as follows:

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)



                                                              Third                Related
Year Ended                                                   Parties               Parties                Total
----------                                                   -------               -------                -----
January 31, 1998                                           $    222,833          $    416,939      $     639,772
January 31, 1997                                                197,682               369,718            567,400
January 31, 1996                                                182,181               340,727            522,908
January 31, 1995                                                142,950               267,357            410,307
January 31, 1994                                                110,473               206,613            317,086
January 31, 1993                                                 30,975                57,911             88,886
Total Accrued Interest
     on Term Notes                                         $    887,094          $  1,659,265      $   2,546,359
                                                           ------------          ------------      -------------

Accrued on Shareholder Advances                                                                           54,055
                                                                                                   -------------
                                                                                                   $   2,600,414

                  The Company was notified in 1994 by two holders of term notes that the Company was in default under the terms of such notes and the lenders demanded repayment of notes aggregating $900,000. Management is of the opinion that the lenders have subordinated their rights to repayment until the retirement of the operations advances, and so advised the holders.

         (g)      Principal Payments

                  Due to the uncertainty of repayment of operations advances from net cash flow, the conversion rights to common shares of the operations advances and the subordination to the operations advances of the gold delivery contracts and term notes payable, these amounts are carried as non-current liabilities.

                  Principal payments of unsubordinated other long-term debt over the next five years are: 1998 - $Nil; 1999 - $Nil; 2000 - $Nil; 2001- $Nil; 2002 - $Nil.

                  The Company has agreed not to incur, create or assume any funded debt ranking ahead of the term notes, declare or pay dividends on its shares, purchase or redeem any of its outstanding share capital or distribute any assets to its shareholders without the prior written consent of the lenders.

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)






8.       INCOME TAXES

         The Company has incurred resource-related expenditures and operating losses which are available to reduce future years taxable income. As at January 31, 1998, tax losses of approximately $21,290,000 were available for carry-forward. The future benefits in respect of these losses have been offset by a valuation allowance arising from the Company's assessment of likelihood of realization. The availability of these losses expires as follows: 2000 - $3,000; 2002 - $378,000; 2003 -
         $1,449,000; 2004 - $2,944,000; 2005 - $537,000; 2006 - $2,227,000; 2007
         - $2,532,000;  2008 - $2,858,000; 2009 - $4,358,000; 2010 - $2,441,000;
         2011 - $661,000; and 2013 - $893,000.

         No income taxes were paid or payable by the Company during the two fiscal years ending January 31, 1998.

9.       COMPARATIVE FIGURES

         The comparative figures have been restated where necessary to conform to the current year's financial statement presentation.

10.      SHARE CAPITAL

         (a)      Authorized Capital

                  30,000,000   common   shares  of  $.01  par  value  per  share
                  10,000,000 preferred shares of $.01 par value per share

                  The preferred shares may be issued in one or more series with the rights, privileges, restrictions and conditions determined by the directors prior to each issue.

                  The directors have designated 1,750 preferred shares as Series A, participating, voting, convertible, $.01 par value (liquidation value $1,000 each) and 1,500,000 preferred shares as Series B participating, voting, convertible, $.01 par value (liquidation value $3 each). Each preferred share is entitled to the number of votes and dividends based on the conversion ratio, subject to shareholder authorization of an increase in

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)





                  the Company's authorized common shares. The shares are currently convertible at the option of the holder in the ratios of 4,000 common shares for each Series A and 10 common shares for each Series B preferred share. The conversion ratios for Series A and B are subject to adjustments in the event of subsequent issues of shares or convertible debt for consideration less than $.25 and $.30 per common share, respectively.

                  The Company has issued operations advances with conditional conversion rights which, if exercised, will require the Company to issue additional common shares in excess of the Company's authorized common share capital. The Company has not requested shareholder approval for any increase in its authorized common shares, and consequently the conversion privilege is not effective. The reported ratios for all convertible debt have not been adjusted so as to assume that required approvals have been obtained.

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)




         (b)      Issued Capital
                                                                   Price
                                                                 Per Share           Shares        Consideration
                                                                 ---------           ------        -------------
                  Preferred Shares - Series A
                      1992-cash                               $     1,000               1,450         $1,450,000

                  Preferred Shares - Series B
                      1994-cash                                         3             228,917         $  686,751
                      1996 - conversion to common                                     (62,500)          (187,500)
                                                                                      166,417            499,251
                  Common Shares
                      1987-cash                               $         1                 500                500
                  1988 - cash contributed to
                      capital by parent                                                     -            564,397
                                                                                          500            564,897
                  1990 - cash contributed to capital
                       by parent                                                            -          3,067,711
                      - cash via convertible
                       promissory notes                            20,000                  98          1,960,000
                      - cash and subscriptions on
                       private placement                           20,000                 180          3,600,000
                  -   share issue costs
                      other                                       (78,071)
                      related parties                                                                    (24,242)


                                                                                          778              9,090

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)




         (b)      Issued Capital (continued)
                                                                       Price
                                                                     Per Share       Shares           Consideration
                                                                     ---------       ------           -------------
                  1991     - cash on private placement               $ 20,000                 l              20,000
                           - share issue costs                                                              (13,295)
                                                                                     ----------
                                                                                            779         $ 9,097,000
                  1991     - Split on a 17,721 for 1 basis                           13,804,659         $ 9,097,000
                  1992     - 1995 - No common shares were issued                     13,804,659           9,097,000
                  1996     - Shares issued on conversion
                              of Series B Preferred                                     682,500           $ 187,500

                                                                                     14,487,159         $ 9,284,500

         (c)      Stock Option and Share Purchase Warrants

                  Other Stock Option

                  As at January 31, 1996, an option to acquire 50,000 common shares at $.40 per share, exercisable to October 28, 1998, was outstanding.


                  Common Share Purchase Warrants

                  The Company has issued share purchase warrants entitling the holders to acquire common shares, subject to adjustment if subsequent rights are issued at a lower price, exercisable as follows:

                                                                          Exercise               Price Per Share
                                                                       Price at Issue            After Dilution
                                                                       --------------            --------------
                  686,751 shares (expire June, 1998)                   $          .40            $        .32

                  During the year ended January 31, 1998, warrants entitling holders to acquire 5,700,000 common shares expired without exercise.

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1998 AND 1997

                           (EXPRESSED IN U.S. DOLLARS)





                  Dilution assumes conversion privilege for operating advances which is conditional upon shareholder approval of additional authorized shares of common stock. No such shareholder approval has yet been requested or obtained.


11.      SEGMENTED INFORMATION

         All of the Company's property interests are in the United States.