Form 10QSB
period 1998-04-30
ST GEORGE METALS INC
filed 1998-06-15
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended April 30, 1998             Commission File Number 0-18616
------------------------------------             ------------------------------


                             ST. GEORGE METALS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified In its charter)


             Nevada                                    88-0227915
 ------------------------------          --------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or organization)


125 NationsBank Plaza, 1111 E. Main St., Richmond, Virginia            23219
-----------------------------------------------------------            -----
         (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:               (804) 644-3434
                                                                  --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes   X                                No


         As of April 30, 1998, the number of shares of Common Stock outstanding was 14,487,159.

NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                          QUARTER ENDED APRIL 30, 1998


                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION


Interim Consolidated Balance Sheets..................................       3


Interim Consolidated Statement of Income and Deficit.................       4


Interim Consolidated Statement of Cash Flows.........................       5


Notes to the Interim Consolidated Financial Statements...............       6


Management's Discussion and Analysis of Financial Condition
and Results of Operations............................................       7




PART II - OTHER INFORMATION


Items 1 - 6..........................................................     8-9


Signatures...........................................................      10

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       INTERIM CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 30, 1998 AND JANUARY 31, 1998

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                            APRIL 30,            JANUARY 31,
                                                              1998                  1998
                                                            ---------            -----------
                           ASSETS
CURRENT
         Cash                                              $         2           $         4

OTHER - Reclamation Deposit                                        120                   120
                                                           -----------           -----------

                                                           $       122           $       124
                                                            ----------           -----------

                           LIABILITIES
CURRENT
         Accounts payable                                  $       182           $       199
         Advances from shareholder                                 491                   320
         Accrued interest payable                                2,794                 2,600
         Accrued mineral interests reclamation costs               120                   100
                                                           -----------           -----------
                                                                 3,587                 3,219

LONG TERM-DEBT
         Other                                                   1,888                 1,888
         Related parties                                         5,111                 5,111
                                                           -----------           -----------

         TOTAL LIABILITIES                                      10,586                10,218
                                                           -----------           -----------


                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
                  10,000,000 Preferred shares -
                              Par value $.01 per share
                  30,000,000 Common shares -
                              Par value $.01 per share
         Issued and paid in capital
                      1,450  Series A Preferred shares           1,450                 1,450
                    166,417  Series B Preferred shares             499                   499
                 14,487,159  Common shares                       9,285                 9,285
         Deficit accumulated during development stage          (21,698)              (21,328)
                                                           -----------           -----------

                                                               (10,464)              (10,094)
                                                           -----------           -----------

         TOTAL                                             $       122           $       124
                                                           -----------           -----------

                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              INTERIM CONSOLIDATED STATEMENT OF INCOME AND DEFICIT
               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                    THREE MONTHS
                                                                                    ENDED APR. 30
                                                                               1998         1997
                                                                               ----         ----
REVENUE
         Mineral interest costs recovery in excess of expenses            $         -      $      -


ADMINISTRATION COSTS
         General and administrative                                                 3             3
         Interest                                                                 194           148
         Professional fees                                                         10             7
         Reclamation and other costs                                              164             -
                                                                          -----------    ----------

         TOTAL ADMINISTRATIVE COSTS                                               371           158
                                                                          -----------    ----------

NET LOSS BEFORE INTEREST INCOME                                                   371           158

INTEREST INCOME                                                                     1             -
                                                                          -----------    ----------

NET LOSS                                                                          370           158

DEFICIT BEGINNING OF PERIOD                                                    21,328        20,435
                                                                          -----------    ----------

DEFICIT END OF PERIOD                                                          21,698        20,593
                                                                          -----------    ----------


BASIC LOSS PER SHARE IN U.S. DOLLARS                                      $       .03   $       .01
                                                                          -----------    ----------


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                       14,487,159    14,487,159
                                                                           ----------    ----------

                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                    THREE MONTHS
                                                                   ENDED APRIL 30,
                                                                1998            1997
                                                                ----            ----
FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES

         Net loss                                          $      (370)      $      (158)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                                   368               152
                                                            -----------       -----------

                           TOTAL                                    (2)               (6)
                                                            -----------       -----------


NET INCREASE (DECREASE) IN CASH                                     (2)               (6)

CASH BALANCE BEGINNING OF PERIOD                                     4                20
                                                            -----------       -----------

CASH BALANCE END OF PERIOD                                 $         2       $        14
                                                            -----------       -----------

                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 1998, substantially apply to the interim financial statements at April 30, 1998, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending April 30, 1998, with respect to the Company's continued its efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.

                             PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial


         Revenues. For the three months ended April 30, 1998, the Company had no revenues. The Company had no revenues during the comparable period ended April 30, 1997.

         Costs and Expenses. Total administrative costs, including accrued interest expense, were $371,000 for the three months ended April 30, 1998, compared to $158,000 for the same period in 1997, an increase of $213,000. Accrued interest expense on the Company's term debt was $194,000 for the quarter, compared to $148,000 for the period ended September 30, 1997. The increase in interest expense was primarily attributable to market adjustments to the Company's gold contracts due to increases in the price of gold. The remaining increase in administrative costs was primarily attributable to consulting fees and other costs of $164,000 incurred during the quarter relating to the Company's continuing reclamation work at the Company's former Dean Mine leasehold interest.

         Net Recovery in Excess of Costs for Period. For the three months ending April 30, 1998, the Company had a net loss of $370,000 ($.03 per share), compared with a net loss of $158,000 ($.01 per share) for the same period in 1997. The Company's cumulative net loss at April 30, 1998 was $21,698,000, compared to $20,593,000 at the end of the same period in 1997.

Analysis of Financial Condition

         Liquidity and Capital Resources. At April 30, the Company's cash position had decreased from January 31 ($2,000 at April 30 versus $4,000 at January 31). The Company's outstanding trade debt at April 30 ($673,000, including approximately $491,000 representing advances from one shareholder for operating expenses) significantly exceeded the Company's current assets (excluding reclamation deposit) at that date. The Company continues to seek a resolution of its outstanding trade debt other than through a court-supervised process, which would entail significant administrative expenses. The Company's reclamation deposit of $120,000 at April 30 was reduced after the period end to $104,000 as funds were released by the Nevada Department of Environmental Protection to cover certain expenses incurred in connection with the reclamation of the Company's former Dean Mine property. The Company believes it has substantially completed the NDEP mandated reclamation work. Monitoring on the Dean Mine property is required for a period of years, however.

                           PART II - OTHER INFORMATION

Item 1.    Legal proceedings.

           (a)    See Item 5 below.

Item 2.    Changes in securities.

           (a)    None

           (b)    None


Item 3.    Defaults upon senior securities.

                  Under the Company's Phase I and II Loan Commitments, non-payment of interest constitutes an event of default; however, a note holder must advise the Company in writing that he declares his debt to be in default. As previously reported, two note holders, one a former related party of the Company, advised the Company in January, 1994, that the Company was in default with respect to the Company's debt obligations to them. The Company advised such holders that it did not agree with their position.


Item 4.    Submission of matters to a vote of security holders.

                  None


Item 5.    Other information.

                  General. The Company's financial resources have been substantially exhausted and management does not know of any additional financing available to the Company. The Company has no continuing on-going business operations at this time. The Company has been seeking, since early 1995, to satisfy its trade debt other than through a court supervised process, which would entail significant administrative expenses. The Company has been able to satisfy a substantial portion of its trade debt, but in light of its financial position, it is unlikely any payments will be made on its other indebtedness, which has been voluntary subordinated to the Company's trade creditors.

                  SEC Reporting Obligations. Because of the Company's financial condition and its consequent difficulty paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 remains questionable. The financial statements included with its Form 10-KSB for the year ended January 31, 1998, were not audited by an independent certified accountant, because the Company could not afford the cost of an audit. The Company sought and obtained administrative relief from the staff of the Securities and Exchange Commission from the requirement that it obtain an audited financial statement for its Form 10-KSB filing.

                  Inability to Pay Indebtedness. Management does not presently anticipate that any of its outstanding obligations under its Operations Advances, Gold Delivery Contracts and term debt, a substantial portion of which outstanding obligations are held by members of the Company's board of directors, can be satisfied. Accordingly, management does not believe, as a practical matter, that there is any remaining value to be ascribed to the Company's outstanding preferred stock or common stock.

                  Status of Properties. During the quarter ending April 30, 1998, Cameco (U.S.) Inc. gave notice to the Company that it had decided not to commit itself to a 1998 expenditure on its Hancock Canyon Project. Accordingly, Cameco has given notice of its termination of the Hancock Option Agreement dated November 21, 1996, on the Hancock Canyon property.
                  Based on this development, the Company contemplates allowing its interest in the claims known as the Hancock Canyon property to lapse. Cameco (U.S.) Inc. continues to hold a portion of the Company's Draco/AMAX claims under option pursuant to a separate agreement dated February 21, 1996.

                  The Company continues with its efforts to work out a satisfactory arrangement for a lease to a third-party of its leasehold interest in a group of claims identified as Whiskey Canyon, Red Cap and North Cap. The Company is also in discussions with the same party regarding a leasehold interest in its Trenton Canyon claims and in the remaining portion of its Draco/AMAX property not under separate option to Cameco (U.S.) Inc. These properties are described in greater detail in the Company's Form 10-KSB for the year ended January 31, 1998. There is no assurance any such discussions will result in a definitive agreement.

Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits: Exhibit 27 Financial Data Schedule, filed herewith

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 St. George Metals. Inc.
                                             ------------------------------
                                                      (Registrant)

June 12, 1998                            By:  /s/ C. B. Robertson, III
                                            --------------------------
                                            C. B. Robertson, III - Chairman and
                                                Principal Executive Officer



June 12, 1998                                /s/ Harrison Nesbit, II
                                            -------------------------
                                            Harrison Nesbit, II - Treasurer and
                                                 Chief Financial and Accounting
                                                 Officer