Form 10QSB
period 1998-07-31
ST GEORGE METALS INC
filed 1998-09-14
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended July 31, 1998               Commission File Number 0-18616
-----------------------------------               ------------------------------


                             ST. GEORGE METALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified In its charter)



           Nevada                                     88-0227915
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)


125 NationsBank Plaza, 1111 E. Main St., Richmond, Virginia          23219
-----------------------------------------------------------        ----------
        (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:        (804) 644-3434
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


                      Yes   X                 No
                          -----                  -----

         As of July 31, 1998, the number of shares of Common Stock outstanding was 14,487,159.




NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                           QUARTER ENDED JULY 31, 1998


                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION


Interim Consolidated Balance Sheets.....................................     3


Interim Consolidated Statement of Income and Deficit....................     4


Interim Consolidated Statement of Cash Flows............................     5


Notes to the Interim Consolidated Financial Statements..................     6


Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................     7




PART II - OTHER INFORMATION


Items 1 - 5.............................................................   8-9


Signatures..............................................................    10


                                                ST. GEORGE METALS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                                       UNAUDITED
                                                    BALANCE SHEETS
                                          JULY 31, 1998 AND JANUARY 31, 1998

                                       (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
                                                                                  JULY 31,                JANUARY 31,
                                                                                    1998                      1998
                                                                                    ----                      ----
                           ASSETS
CURRENT
         Cash                                                                   $           1             $         4

OTHER - Reclamation Deposit                                                                78                     120
                                                                                -------------             -----------

                                                                                $          79             $       124
                                                                                 ------------              ----------

                           LIABILITIES
CURRENT
         Accounts payable                                                       $         152             $       199
         Advances from shareholder                                                        512                     320
         Accrued interest payable                                                       2,995                   2,600
         Accrued mineral interests
            reclamation costs                                                             100                     100
                                                                                -------------             -----------
                                                                                        3,759                   3,219

LONG TERM-DEBT
         Other                                                                          1,888                   1,888
         Related parties                                                                5,057                   5,111
                                                                                -------------             -----------

         TOTAL LIABILITIES                                                             10,704                  10,218
                                                                                -------------             -----------

                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
         10,000,000 Preferred shares -
            Par value $.01 per share
         30,000,000 Common shares -
            Par value $.01 per share
         Issued and paid in capital
            1,450 Series A Preferred shares                                             1,450                   1,450
            166,417 Series B Preferred shares                                             499                     499
            14,487,159 Common shares                                                    9,285                   9,285
         Deficit accumulated during development stage                                 (21,859)                (21,328)
                                                                                -------------             -----------
                                                                                      (10,625)                (10,094)
                                                                                -------------             -----------
         TOTAL                                                                  $          79             $       124
                                                                                -------------             -----------



                                                PREPARED BY MANAGEMENT


                                                  ST. GEORGE METALS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                         UNAUDITED
                                        CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                             FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 1998 AND 1997

                                         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                      THREE MONTHS                       SIX MONTHS
                                                                      ENDED JULY 31                     ENDED JULY 31
                                                                1998                1997              1998           1997
                                                                ----                ----              ----           ----

REVENUE
         Income                                             $         -         $        -       $       -      $       -
                                                            -----------         ----------       ---------      ---------

ADMINISTRATION COSTS
         General and administrative                                   1                  -               4              3
         Interest                                                   146                117             340            265
         Reclamation and other costs                                  7                 12             171             12
         Professional fees                                           12                  2              22              9
                                                            -----------         ----------       ---------      ---------

         TOTAL ADMINISTRATIVE COSTS                                 166                131             537            289
                                                            -----------         ----------       ---------      ---------

NET LOSS BEFORE INTEREST INCOME                                     166                131             537            289

INTEREST INCOME                                                       5                 10               6             10
                                                            -----------         ----------       ---------      ---------

NET LOSS                                                            161                121             531            279

DEFICIT BEGINNING OF PERIOD                                      21,698             20,593          21,328         20,435

DEFICIT END OF PERIOD                                       $    21,859         $   20,714       $  21,859      $  20,714
                                                            -----------         ----------       ---------      ---------


BASIC LOSS PER SHARE IN U.S. DOLLARS                        $       .01         $      .01       $     .04      $     .02


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         14,487,159        14,487,159       14,487,159     14,487,159







                                                  PREPARED BY MANAGEMENT


                                                  ST. GEORGE METALS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                         UNAUDITED
                                                  STATEMENT OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997

                                         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                                   SIX MONTHS
                                                                                                 ENDED JULY 31,
                                                                                         1998                        1997
                                                                                         ----                        ----

FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES

         Net loss                                                                     $      (531)            $      (279)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                                                              582                     315
                                                                                      -----------             -----------

                           TOTAL                                                               51                      36

FINANCING ACTIVITIES
         Long-term debt                                                                       (54)                    (43)
                                                                                      -----------             -----------


NET INCREASE (DECREASE) IN CASH                                                                (3)                     (7)

CASH BALANCE BEGINNING OF PERIOD                                                                4                      20
                                                                                      -----------             -----------

CASH BALANCE END OF PERIOD                                                            $         1             $        13
                                                                                      -----------             -----------


                                                  PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 1998, substantially apply to the interim financial statements at July 31, 1998, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending July 31, 1998, with respect to the Company's continued its efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.





                             PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial


         Revenues. For the three month and six month periods ended July 31, 1998, the Company had no revenues and no mineral interest costs recovery, the same as for the comparable periods in the preceding year.

         Costs and Expenses. Total administrative costs were $166,000 for the three months ended July 31, 1998, compared to $131,000 for the same period in 1997, an increase of $35,000 (27%), mostly attributable to an increase in accrued interest. Accrued interest expense on the Company's term debt was $146,000 for the quarter (net of a $54,000 downward adjustment on the Company's Gold Delivery Contracts due to a decrease in the price of gold during the period), compared to $117,000 for the period ended July 31, 1997. The Company incurred consulting fees of $7,000 during the quarter relating to the Company's efforts to resolve certain environmental issues with the Nevada Department of Environmental Protection ("NDEP") relating to the Company's former Dean Mine interest. As the Company has previously reported, it has substantially completed remediation of its former Dean Mine property. The Company also incurred higher professional fees ($12,000), compared to $2,000 in the comparable prior period, primarily as a result of the Company's efforts to sub-lease or sell certain additional properties.

         Interest Income. Interest income during the three months ended July 31, 1998 was $5,000 compared to $10,000 during the comparable period in 1997. The amount of the Company's cash bond posted with NDEP was reduced from $220,000 in the comparable period in 1997 to $78,000 at July 31, 1998 as funds have been released from the bond periodically upon fulfillment of certain of the Company's reclamation obligations with respect to its former Dean Mine property.

         Net Loss. For the three months ending July 31, 1998, the Company had a net loss of $161,000 ($.01 per share), compared with a net loss of $121,000 ($.01 per share) for the same period in 1997. The Company's cumulative net loss at July 31, 1998 was $21.9 million compared to $20.7 million at the end of the same period in 1997, an increase of $1.2 million.

Analysis of Financial Condition

         Liquidity and Capital Resources. The Company's liquidity and capital resources are extremely limited. At July 31, the Company's cash position had decreased from January 31 ($1,000 at July 31 versus $4,000 at January 31). The Company's outstanding trade debt at July 31 ($664,000 including approximately $512,000 representing advances from one shareholder for operating expenses) significantly exceeded the Company's current assets (excluding reclamation deposit) at that date. During the period, NDEP released $42,000 from the Company's cash bond posted to secure its reclamation obligations. Proceeds were applied to the Company's trade debt. Interest income of $5,000 from the balance remaining on deposit with NDEP was similarly applied. During the balance of the fiscal year ending January 31, 1999, the Company anticipates receiving a cash payment in October of $30,000 under its option agreement with Cameco (U.S.) Inc., and up to approximately $35,000 from the sale or sub-lease of certain additional properties. See Item 5 of Part II below. Proceeds will be applied to outstanding trade debt. The Company continues to seek a resolution of its outstanding trade debt other than through a court-supervised process, which would entail significant administrative expense.

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

                  None


Item 5.    Other information.

                  General. The Company's financial resources have been substantially exhausted and management does not know of any significant additional financing available to the Company. The Company has no continuing on-going business operations at this time. The Company has been seeking, since early 1995, to satisfy its trade debt other than through a court supervised process, which would entail significant administrative expenses. The Company has been able to satisfy a substantial portion of its trade debt, but in light of its financial position, it is unlikely any payments will be made on its other indebtedness, which has been voluntary subordinated to the Company's trade creditors.

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

                  Status of Properties. During the quarter ending April 30, 1998, Cameco (U.S.) Inc. gave notice to the Company that it had decided not to commit itself to a 1998 expenditure on its Hancock Canyon Project. Accordingly, Cameco has given notice of its termination of the Hancock Option Agreement dated November 21, 1996, on the Hancock Canyon property. Based upon Cameco's study of this property, the Company has determined to maintain its interest in these claims. Cameco (U.S.) Inc. continues to hold a portion of the Company's Draco/AMAX claims under option pursuant to a separate agreement dated February 21, 1996.

                  There was no change in the status of the Company's properties during the quarter ended July 31, 1998.

                  In August, 1998, the Company concluded an agreement with Triband Resource U.S. Inc., for the sub-lease of various properties, including the Company's leasehold interest in a group of claims identified as Whisky Canyon, Red Cap and North Cap, as well as the remaining portion of the Draco/AMAX property not under separate option to Cameco (U.S.) Inc. These properties are described in the Company's Form 10-KSB for the year ended January 31, 1998.

                  Upon execution of the agreement with Triband, the Company received a payment of $15,000; an additional $15,000 is payable on the first anniversary; and $25,000 on the second anniversary and annually thereafter, subject to escalation in certain circumstances. Under the agreement, the Company has retained a 4% net smelting royalty, subject to reduction in the event of the exercise of certain option rights granted to Triband Resource. A copy of the agreement with Triband Resource is filed herewith as Exhibit 10.39.

                  The Company has reached an agreement in principle with a third-party for the sale of the Company's approximate 560 acre tract (known as the Dean Mine mill site) for a sale price of $20,000. Consummation of the transaction is anticipated during the quarter ending October 31, 1998, but is dependent upon the purchaser's financing arrangements.

                  Other. Warrants for the purchase of 686,751 shares of the Company's Common Stock at an exercise price (at issue) of $.40 per share expired by their terms without exercise during the quarter ended July 31, 1998.

Item 6.    Exhibits and Reports on Form 8-K.

         (a) Exhibit 10.39: Mineral Lease and Option Agreement dated August ___, 1998 between the Company and Triband Resource (U.S.) Inc.

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        St. George Metals. Inc.
                                              (Registrant)



September 5, 1998         By:  /s/ C. B. Robertson, III
-----------------            --------------------------
                              C. B. Robertson, III - Chairman and Principal
                                                       Executive Officer



September 5, 1998         /s/ Harrison Nesbit, II
-----------------         -----------------------
                             Harrison Nesbit, II - Treasurer and Chief Financial
                                                     and Accounting Officer