Form 10QSB
period 1998-10-31
ST GEORGE METALS INC
filed 1998-12-10
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended October 31, 1998            Commission File Number 0-18616
--------------------------------------            ------------------------------


                             ST. GEORGE METALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified In its charter)



           Nevada                                     88-0227915
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)


125 NationsBank Plaza, 1111 E. Main St., Richmond, Virginia          23219
-----------------------------------------------------------        ----------
        (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:        (804) 644-3434
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


         As of October 31, 1998, the number of shares of Common Stock outstanding was 14,487,159.




NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                         QUARTER ENDED OCTOBER 31, 1998


                                      INDEX

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION


Interim Consolidated Balance Sheets......................................   3


Interim Consolidated Statement of Income and Deficit.....................   4


Interim Consolidated Statement of Cash Flows.............................   5


Notes to the Interim Consolidated Financial Statements...................   6


Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................   7




PART II - OTHER INFORMATION


Items 1 - 6.............................................................. 8-9


Signatures...............................................................  10

                                               ST. GEORGE METALS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                         INTERIM CONSOLIDATED BALANCE SHEETS
                                     AS OF OCTOBER 31, 1998 AND JANUARY 31, 1998

                                     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                  OCTOBER 31,           JANUARY 31,
                                                                                      1998                  1998
                                                                                  -----------           -----------
                           ASSETS
CURRENT
         Cash                                                                     $        12           $         4

OTHER - Reclamation deposit                                                                78                   120
                                                                                  -----------           -----------

                                                                                  $        90           $       124
                                                                                  -----------           -----------


                           LIABILITIES
CURRENT
         Accounts payable                                                         $        86           $       199
         Advances from shareholders                                                       562                   320
         Accrued interest payable                                                       3,190                 2,600
         Accrued mineral interests reclamation costs                                       90                   100
                                                                                  -----------           -----------
                                                                                        3,928                 3,219

LONG TERM-DEBT
         Other                                                                          1,888                 1,888
         Related parties                                                                5,057                 5,111
                                                                                  -----------           -----------

         TOTAL LIABILITIES                                                             10,873                10,218
                                                                                  -----------           -----------


                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
                  10,000,000 Preferred shares -
                              Par value $.01 per share
                  30,000,000 Common shares -
                              Par value $.01 per share
         Issued and paid in capital
                     1,450 Series A Preferred shares                                    1,450                 1,450
                     166,417 Series B Preferred shares                                    499                   499
                     14,487,159 Common shares                                           9,285                 9,285
         Deficit accumulated during development stage                                 (22,017)              (21,328)
                                                                                  ------------          -----------

                                                                                      (10,783)              (10,094)
                                                                                  ------------          -----------

         TOTAL                                                                    $        90           $       124
                                                                                  -----------           -----------


                                              PREPARED BY MANAGEMENT

                                                 ST. GEORGE METALS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                   INTERIM CONSOLIDATED STATEMENT OF INCOME AND DEFICIT
                           FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                                         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                      THREE MONTHS                       NINE MONTHS
                                                                      ENDED OCT. 31                     ENDED OCT. 31
                                                                   1998             1997           1998            1997
                                                              ---------           -------        ---------      --------
REVENUE
         Option fees                                                 45                30               45            30
                                                              ---------           -------        ---------      --------


ADMINISTRATION COSTS
         General and administrative                                   2                 -                6             3
         Interest                                                   196               111              536           376
         Reclamation and other costs                                  -               129              171           141
         Professional fees                                            6                 -               28             9
                                                              ---------           -------        ---------      --------

         TOTAL ADMINISTRATIVE COSTS                                 204               240              741           529
                                                              ---------           -------        ---------      --------

NET LOSS BEFORE
         INTEREST INCOME                                            159               210              696           499

INTEREST INCOME                                                       1                 1                7            11
                                                              ---------           -------        ---------      --------

NET LOSS                                                            158               209              689           488

DEFICIT BEGINNING OF PERIOD                                      21,859            20,714           21,328        20,435
                                                              ---------          --------        ---------      --------

DEFICIT END OF PERIOD                                            22,017            20,923           22,017        20,923
                                                              ---------          --------        ---------      --------



BASIC LOSS PER SHARE
         IN U.S. DOLLARS                                      $     .01          $    .02        $     .05      $    .04
                                                              ---------          --------        ---------      --------



WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         14,487,159        14,487,159       14,487,159    14,487,159
                                                             ----------        ----------       ----------    ----------



                                              PREPARED BY MANAGEMENT







                                               ST. GEORGE METALS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                    INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                                      (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                             NINE MONTHS
                                                                                          ENDED OCTOBER 31,
                                                                                      1998                  1997
                                                                                  -----------           -----------
FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES

         Net loss recovery                                                        $      (689)          $      (488)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                                                          751                   572
                                                                                  -----------           -----------

                           TOTAL                                                           62                    84
                                                                                  -----------           -----------

FINANCING ACTIVITIES
         Long-term debt                                                                   (54)                  (97)
                                                                                  -----------           -----------


NET INCREASE (DECREASE) IN CASH                                                             8                   (13)

         CASH BALANCE BEGINNING OF PERIOD                                                   4                    20
                                                                                  -----------           -----------

         CASH BALANCE END OF PERIOD                                               $        12           $         7
                                                                                  -----------           -----------


                                              PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 1998, substantially apply to the interim financial statements at October 31, 1998, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending October 31, 1998, with respect to the Company's continuing efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.



                             PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial


         Revenues. During the three months ended October 31, 1998, the Company received $45,000 in option fees compared to $30,000 in the comparable prior year period. The $45,000 was comprised of $30,000 received from Cameco (U.S.) Inc. under an option agreement expiring October 9, 1999, and an initial $15,000 payment received from Triband Resources U.S. Inc. in connection with a sub-lease and purchase option on certain Company properties.

         Costs and Expenses. Total administrative costs were $204,000 for the three months ended October 31, 1998, compared to $240,000 for the same period in 1997, a decrease of $36,000 (17.6%), mostly attributable to an increase in accrued interest. Accrued interest expense on the Company's term debt was $196,000 for the quarter compared to $111,000 for the period ended October 31, 1997. The Company also incurred professional fees ($6,000), compared to none in the comparable prior period, primarily as a result of the Company's efforts to sub-lease or sell certain additional properties.

         Interest Income. Interest income during the three months ended October 31, 1998 was $1,000 which was the same as the comparable period in 1997. The amount of the Company's cash bond posted with NDEP was reduced from $120,000 at January 31, 1998, to $78,000 at October 31, 1998, as funds have been released from the bond periodically upon fulfillment of certain of the Company's reclamation obligations with respect to its former Dean Mine property.

         Net Loss. For the three months ending October 31, 1998, the Company had a net loss of $158,000 ($.01 per share), compared with a net loss of $209,000 ($.01 per share) for the same period in 1997. The Company's cumulative net loss at October 31, 1998 was $22.017 million compared to $20.923 million at the end of the same period in 1997, an increase of $10.94 million.

Analysis of Financial Condition

         Liquidity and Capital Resources. The Company's liquidity and capital resources remain extremely limited. At October 31, the Company's cash position had increased from January 31 ($12,000 at October 31 versus $4,000 at January
31), due to the receipt of option fees during the quarter. However, the Company's outstanding trade debt at October 31 ($648,000, including approximately $562,000 representing advances from shareholders for operating expenses) significantly exceeded the Company's current assets at that date. During the quarter ended October 31, the Company received a cash payment of $30,000 under an option agreement granted to Cameco (U.S.) Inc. and $15,000 from the sub-lease of certain additional properties. See Item 5 of Part II below. Proceeds were applied to outstanding trade debt. After the close of the quarter, the Company concluded a sale of one parcel of land for $20,000. The Company does not expect any further cash receipts during the year ending January 31, 1999. The Company continues to seek a resolution of its outstanding trade debt other than through a court-supervised process, which would entail significant administrative expense.

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

                  Status of Properties. As previously reported, in August, 1998, the Company concluded an agreement with Triband Resource U.S. Inc., for the sub-lease of various properties, including the Company's leasehold interest in a group of claims identified as Whisky Canyon, Red Cap and North Cap, as well as the remaining portion of the Draco/AMAX property not under separate option to Cameco (U.S.) Inc. These properties are described in the Company's Form 10-KSB for the year ended January 31, 1998.

                  Upon execution of the agreement with Triband, the Company received an initial cash payment of $15,000; an additional $15,000 is payable on the first anniversary; and $25,000 on the second anniversary and annually thereafter, subject to escalation in certain circumstances. Under the agreement, the Company has retained a 4% net smelting royalty, subject to reduction in the event of the exercise of certain option rights granted to Triband Resource.

                  Effective October 30, 1998, the Company concluded an agreement with a third-party for the sale of the Company's approximate 560 acre tract (known as the Dean Mine mill site) for a sale price of $20,000. The sale proceeds were received after October 31, 1998, and are not reflected in the statement of operations for the period ended October 31, 1998.

Item 6.    Exhibits and Reports on Form 8-K.

         (a)      None

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        St. George Metals. Inc.
                                              (Registrant)



December 5, 1998         By:  /s/ C. B. Robertson, III
----------------             --------------------------
                              C. B. Robertson, III - Chairman and Principal
                                                       Executive Officer



December 5, 1998             /s/ Harrison Nesbit, II
----------------            -----------------------
                             Harrison Nesbit, II - Treasurer and Chief Financial
                                                     and Accounting Officer