Form 10KSB
period 1998-10-31
ST GEORGE METALS INC
filed 1999-04-30
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB

(MARK ONE)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

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

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

        THE REGISTRANT HAD REVENUES IN ITS MOST RECENT FISCAL YEAR OF $65,000. AS A DEVELOPMENT STAGE COMPANY, ALL REVENUES WERE NETTED AGAINST MINING COSTS.

        AS OF MARCH 31, 1999, 14,487,159 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES WAS LESS THAN $10,000 BASED ON THE CLOSING SALES PRICE ($0.001 PER SHARE) IN FEBRUARY, 1999, THE LAST REPORTED TRADE DATE.

                                     PART I
ITEM 1.   BUSINESS

SIGNIFICANT DEVELOPMENTS DURING YEAR ENDED JANUARY 31, 1999

        During the year ended January 31, 1999, the Company engaged in no significant business activities other than the sale or sub-lease of certain properties as described in Item 2 below, and certain environmental remediation work undertaken with the supervision of the Nevada Division of Environmental Protection (NDEP) at its former Dean Mine property. As previously reported, the Company posted a $220,000 cash bond with NDEP in fiscal 1996 to cover reclamation costs associated with the Dean Mine. Following discussions with and review of plans by NDEP, the Company commissioned reclamation work during calendar year 1997. Principal items included closure and sealing of adits (mine openings), road regrading, waste dump reclamation, heap leach pad regrading and related matters. As work was certified by NDEP during the years ended January 31, 1998 and 1999, NDEP authorized partial releases from the cash bond to pay for work performed. At January 31, 1999, $80,000 remained available under the cash bond. In order to permit the Company to pay its independent contractor for reclamation work completed but not yet funded under its cash bond, shareholders of the Company have advanced funds to the contractor. These advances have been recorded on the Company's books as shareholder advances, which will be repaid as further releases from the cash bond are authorized. At January 31, 1999, shareholder advances totaled $562,000, as increase of $242,000 from the $320,000 outstanding at January 31, 1998.

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

        Because of the Company's financial condition and its consequent difficulty paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 has been and remains doubtful. Accordingly, the Company may not be able to continue filing periodic reports with the Securities and Exchange Commission. As was the case in 1997 and 1998, the financial statements included with this Form 10-KSB are not audited because the Company was not able to incur the expense of an audit.

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

        EMPLOYEES; OFFICES. While it was engaged in active exploration and development operations, the Company relied almost exclusively upon independent contractors and consultants to provide equipment, geological, technical and professional and other administrative services. With the cessation of active business operations the Company has terminated all employees and most of its consultant relationships. During the fiscal years ended January 31, 1997, 1998 and 1999, the Company had no employees. The Company previously owned a house and small office building, both in Battle Mountain, Nevada, which functioned as an office and as employee housing. These properties were sold in December, 1994, and June, 1995, respectively. At the present time the Company's executive office in Richmond, Virginia, is maintained in the office of its Board Chairman, C. B. Robertson, III. The Company does not reimburse Mr. Robertson any portion of his lease expense but has reimbursed him from time to time for certain telephone and other operating expenses incurred in connection with the Company's business. See "Item 12 - Certain Relationships and Related Transactions" below.

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

        As previously reported, during the year ended January 31, 1996, the Company completed posting a cash bond in the amount of $220,000 as required by the Nevada Division of Environmental Protection, to cover reclamation costs on the Dean Mine property. As a result of reclamation efforts undertaken by the Company during fiscal 1998 and 1999, the balance remaining under the foregoing cash bond at January 31, 1999 was $80,000.

        Information concerning the Company's remediation and reclamation activities during fiscal 1999 at the Dean Mine property is contained in Item 1 above under "Significant Developments During Year Ended January 31, 1999."

AMAX/DRACO AND HANCOCK CANYON PROPERTIES

        The Company's principal remaining properties, known as AMAX/Draco and Hancock Canyon, are described below. The Company carries these interests on its books at a nominal $1.00 value.

        AMAX/Draco. As described in the Company's Form 10-KSB for the year ended January 31, 1996, the Company acquired a group of claims known as the AMAX/Draco property from Luning Gold, Inc. pursuant to a purchase agreement dated August 8, 1990. These claims are in the Lewis Mining District, Lander County, Nevada, approximately 15 miles southeast of Battle Mountain. The claim block consists of three separate blocks containing a total of 107 claim blocks. A production payment ($300,000 due from the lesser of 25% of production or $25,000 payable quarterly after the start of production) is still due, but only after the project goes into production. As previously reported, the Company has granted an option on a portion of this property (44 claim blocks) to Cameco (U.S.) Inc., a U.S. subsidiary of Cameco Corporation, a Canadian corporation. The Agreement provides for an option expiring October 9, 1999, pursuant to which the optionee may purchase the subject property (described as the "BXA" group of unpatented lode claims in Lander County, Nevada) for a purchase price of $75,000, subject to a reserved 1% net smelter royalty to the Company. The option price payable to the Company aggregates $70,000, paid $10,000 upon satisfaction of certain conditions, with the balance paid $10,000 on the first anniversary of the effective date, $20,000 on the second anniversary, and $30,000 on the third anniversary. The optionee retains the right to terminate the option at any time. The optionee made its third and final anniversary payment in the fall of 1998.

        As previously reported, in August 1998, the Company concluded an agreement with Triband Resources U.S. Inc. for the sub-lease of various properties, including the remaining 63 claim blocks in the AMAX/Draco property. Upon execution of the agreement with Triband, the Company received an initial cash payment of $15,000; an additional $15,000 is payable on the first anniversary; and $25,000 is payable on the second anniversary and annually thereafter, subject to escalation in certain circumstances. Under the agreement, the Company has retained a 4% net smelting royalty, subject to reduction in the event of the exercise of certain option rights granted to Triband Resources.

        Hancock Canyon. The Company acquired various properties from Auritech in 1987. The mining lease encompassed five properties, Indian Grouse, Horse Canyon, Hancock Canyon, Mill Creek and Trenton Canyon. The lease obligated the Company initially to issue to Auritech 250,000 shares of Common Stock. Further, the lease contemplated the issuance of 150,000 shares of Common Stock for each property brought to production. A net smelter royalty of 0.5% would also be due in the event of production on the properties. Annual lease payments are paid to Santa Fe Minerals pursuant to an underlying lease. These properties were subject to various joint venture agreements, all of which were later terminated. Additionally, the Company has terminated the leases for the Horse Canyon, Indian Grouse, Mill Creek and Trenton Canyon properties.

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

        As previously reported, in November, 1996, the Company granted an option on the Company's Hancock Canyon property to Cameco (U.S.) Inc. for a purchase price of $65,000, which was paid $10,000 upon execution of the options agreement with the balance payable $10,000 on the first anniversary of the execution date (paid October, 1997), $15,000 on the second anniversary and $30,000 on the third anniversary, subject to a reserved 2.5% net smelter royalty. In April 1998, Cameco gave notice of termination of its option agreement on the Hancock Canyon property.

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

        As previously reported, the Hancock and Trenton Canyon properties were written down, together with certain other properties, to a nominal $1.00 value at year-end January 31, 1995.

        Other Leasehold Interests. The Company also holds under lease a group of claims on properties in the Battle Mountain area known as Whiskey Canyon and Red Cap. As previously reported, in August 1998, the Company entered into an agreement with Triband Resources U.S. Inc., as described above. This agreement covered the Company's leasehold interest in the Whiskey Canyon and Red Cap claims, as well as the AMAX/Draco claims described above.

        Dean Mine Mill Site. As previously reported, effective October 30, 1998, the Company concluded an agreement with an unrelated third-party for the sale of the Company's approximate 560 acre tract (known as the Dean Mine mill site) for $20,000.

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

                                          Fiscal Year ended January 31,
                                             1998                  1999
                                     High Bid     Low Bid   High Bid   Low Bid

    First Quarter                    $ 0.001     $0.0001    $ 0.001    $0.0001
    Second Quarter                     0.001      0.0001      0.001     0.0001
    Third Quarter                      0.001      0.0001     0.0001     0.0001
    Fourth Quarter                     0.001      0.0001     0.0001     0.0001

     First Quarter fiscal 1999 (through March 31, 1999): 3 trades reported. High/low prices unchanged from Fourth Quarter.
---------------
* The trading information listed in this table may not be representative because the trading of Company Common Stock reflected by the NASD bulletin board is sporadic and no trades were reported during a number of months. Approximately 13 trades were reported during fiscal 1999.

        The over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        As of March 31, 1999, there were approximately 720 shareholders of record, holding an aggregate of 14,487,159 shares of Common Stock outstanding.

        The Company paid no cash dividends in either of the two most recent fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)     Results of Operations for the Year Ended January 31, 1999

        During the year ended January 31, 1999, the Company engaged in no material business activities other than (i) to undertake certain environmental remediation work at its former Dean Mine site in Battle Mountain, Nevada area; and (ii) to sell or lease, in the ordinary course of business, certain of its remaining properties.

        During the year the Company had cash receipts of $65,000. These consisted of a $30,000 payment under one existing lease agreement, a $20,000 payment under a contract for the sale of one piece of property, and a $15,000 payment upon the commencement of a new sub-lease agreement for certain properties. The Company continued to incur substantial remediation expenses in order to comply with certain requirements of the Nevada Division of Environmental Protection (NDEP) with respect to the Company's former Dean Mine leasehold. Although accounts payable at January 31, 1999, decreased from $199,000 the prior year to $52,000, advances from shareholders, which were made to permit the Company to pay for certain of this work, increased from $320,000 to $562,000 at January 31, 1999.

        The Company had a net loss of $840,000 ($.05 per share) for the year compared to a net loss of $895,000 ($.06 per share) the prior year. Accrued interest for the year, was $717,000, compared to $554,000 the prior period; reclamation expenses were $159,000 compared to $363,000 the prior period. Professional fees were $29,000 compared to $13,000 the prior period, mostly as a result of new property sale and lease transactions.

        Total assets at year end were $86,000, with $6,000 in cash and $80,000 in other assets (balance of reclamation bond posted with NDEP). At year-end the Company had current liabilities of $4,075,000, an increase of $856,000 over the prior year (of this increase, $771,000 was attributable to accrued interest expense), and long-term debt of $6,945,000. Shareholder equity was negative ($10,934,000), compared to ($10,094,000) at January 31, 1998.

(b)     Results of Operations for the Year Ended January 31, 1998

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

(c)     Liquidity and Capital Resources at Year End January 31, 1999

        The Company had no material liquidity or capital resources at year end, January 31, 1998. At that date, the Company had current assets of $6,000 and current liabilities of $4.075 million. Current liabilities include $3.371 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing (other than through payments under option agreements for the sale of certain capital assets and in the form of advances from a principal shareholder) during the twelve-month period ended January 31, 1999. The Company continues to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from Dean Mine Net Cash Flow) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None. Because of the Company's financial position it has not retained any certified public accountants to audit its financial statements for the year ended January 31, 1999.

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

                                    DIRECTORS

           NAME                    AGE                  POSITIONS HELD                    SINCE
Harrison Nesbit II                 71           Director                                  1989

Fred G. Pollard                    80           Director                                  1993

C. B. Robertson III                63           Director; Chairman of the Board           1993
                                                effective September 1, 1993

Ralph D. Rooney                    73           Director                                  1984
--------------

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, Section 16(a) of the Exchange Act requires directors and executive officers, and any persons holding more than 10% of the Company's Common Stock, to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). The Company is required to disclose in the Annual Report on Form 10-KSB or in the proxy statement for the annual meeting any failure to file a required report by its due date during the fiscal year ended January 31, 1999. The Company is not aware of any transactions in securities of the Company requiring the filing of any required report during the year ended January 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

        SUMMARY COMPENSATION TABLE. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended January 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer. There were no other executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.

                                                                         Long term compensation
                                           Annual compensation                     Awards
                                     Year                              Other       Restricted
                                    Ended                             Annual       Stock
                                    Jan. 31  Salary      Bonus     Compensation    Awards      Options(1)
  Name and principal position
     C.B. Robertson(2)              1999     $      0       --        --             --
       Chairman of the Board        1998     $      0       --        --             --
       and acting CEO               1997     $      0       --        --             --

(1) No stock options were granted in the fiscal years ending January 31, 1997, 1998 or 1999.
(2) Mr. Robertson was appointed CEO and Chairman effective September 1, 1993. He has accepted no compensation for this position. See Item 12, Certain Relationships and Related Transactions.

        OPTION GRANTS IN LAST FISCAL YEAR. No stock options were granted to the Chief Executive Officers (or any other officer) during the fiscal year ended January 31, 1999 under the 1989 Stock Plan (the "Plan").

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES. No stock options were awarded to, held by or exercised by the Chief Executive Officer during the fiscal year ended January 31, 1999 under the Plan.

        COMPENSATION PLANS. In 1989, the Board of Directors of the Company approved a non-qualified stock option plan ("Plan") which provided for the grant to officers, employees, consultants and independent contractors of the Company of options to purchase shares of Common Stock. All options granted under the Plan have expired without exercise.

        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, including the effect of its Series A and Series B Preferred Stock, at January 31, 1999 by (i) each person known to be the beneficial owner of, directly or indirectly, or to control or direct, as of January 31, 1999, more than five percent of the outstanding shares of Common Stock, (ii) each director and officer named in the Summary Compensation Table (See "Executive Compensation") and (iii) all officers and directors as a group.

                                                    AMOUNT AND NATURE
                                                     OF  BENEFICIAL
                                                        OWNERSHIP
                                                        OF COMMON           PERCENTAGE OF
      NAME AND ADDRESS        TITLE OF CLASS            STOCK* **            CLASS OWNED*

Richard O. Hunton                Common Stock           1,177,210  (1)           7.60%
10555 Westpark Drive
Houston, Texas  77042

Harrison Nesbit, II              Common Stock           1,034,899  (2)           7.14%
P. O. Drawer 5287
Charlottesville, Virginia  22905

Fred G. Pollard                  Common Stock           1,100,000  (3)           7.10%
1021 Cary Street
Richmond, Virginia  23219

C. B. Robertson, III             Common Stock           1,128,605  (4)           7.29%
125 NationsBank Center
Richmond, Virginia  23277

Ralph D. Rooney                  Common Stock             484,134                3.36%
St. George Metals, Inc.
P. O. Box 548
Battle Mountain, Nevada

Neal O. Wade, Jr.                Common Stock           1,158,536  (5)           7.48%
750 Bering Drive
Suite 606
Houston, Texas  77057

All directors and                Common Stock           3,747,638               22.73%
    executive officers
    as a group (4 in group)


* The beneficial ownership table reflects Company Common Stock holdings, which figures include holdings of Preferred Stock adjusted to reflect each series' respective initial conversion ratio into Company Common Stock. In accordance with rules and regulations of the SEC, beneficial ownership and percentages assume, for each individual shown, the conversion of all Preferred Stock held by such individual but not any other shareholder, thus potentially overstating such person's beneficial ownership in the Company. Beneficial ownership for all directors and executive officers as a group assumes the conversion of all Preferred Stock held by all such individuals in the group but not by any other shareholder, thus potentially overstating the beneficial ownership of such group.

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

(1) Includes 1,000,000 shares which Mr. Hunton may acquire upon conversion of 250 shares of Series A Preferred Stock.

(2) Includes 2,500 shares held by an IRA controlled by Mr. Nesbit, 3,000 shares held by a company of which Mr. Nesbit is an officer and shareholder and 60,000 shares owned by Mr. Nesbit's spouse as to which Mr. Nesbit disclaims beneficial ownership.

(3) Includes 1,000,000 shares which Mr. Pollard may acquire upon conversion of 250 shares of Series A Preferred Stock.

(4) Includes 88,605 shares held by a controlled partnership, 15,000 shares held by Mr. Robertson's wife, and 1,000,000 shares which Mr. Robertson may acquire upon conversion of 250 shares of Series A Preferred Stock.

(5) Includes 1,000,000 shares which Mr. Wade may acquire upon conversion of 250 shares of Series A Preferred Stock.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As noted above, C. B. Robertson, III served as Chairman of the Board and Chief Executive Officer without compensation during the year ended January 31, 1999. During the fiscal year ended January 31, 1998, Mr. Robertson advanced $188,910 to the Company for the payment of operating expenses. During 1999, Mr. Robertson advanced $192,000 to the Company for the payment of certain operating expenses. During 1997, Mr. Robertson advanced $12,000 to the Company for operating purposes which amount was repaid without interest during the year. See
Note 6 of Notes to Financial Statements.

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

           10.33(7)          Form of Operations Advance.

           10.34(7)          Form of Gold Delivery Contract.

           10.35(8)          Option  Agreement  dated as of February 21, 1996 between the Company and Cameco
                             (U.S.) Inc.

           10.37(10)         Finding of Alleged  Violation  and Order  dated  November 5, 1996 by the Nevada
                             Division of Environmental Protection

           10.39(11)         Mineral  Lease and  Option  Agreement,  effective  July 8,  1998,  between  the
                             Company and Triband Resource (U.S.) Inc.

              24             Powers of Attorney, filed herewith.

------------
(1) Filed as an exhibit to the Company's Registration Statement on Form 10, dated May 25, 1990, as amended and incorporated herein by reference to such filing.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, for fiscal year ended January 31, 1992.
(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended October 31, 1992, as amended and incorporated herein by reference to such filing.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended July 31, 1992, as amended and incorporated herein by reference to such filing.
(5) Filed as an exhibit to the Company's current report on Form 8-K, dated June 15, 1992.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended July 31, 1994, as amended and incorporated herein by reference to such filing.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 1995, as amended and incorporated herein by reference to such filing.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996, as amended and incorporated herein by reference to such filing.
(10) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, for fiscal year ended January 31, 1997 and incorporated herein by reference to such filing.
(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1998, and incorporated herein by reference to such filing.

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

                                           ST. GEORGE METALS, INC.


Dated:  April 28, 1999                     By:/S/ C. B. ROBERTSON, III
                                           -------------------------------------
                                                  C. B. ROBERTSON, III
                                                  CHAIRMAN OF THE BOARD


        IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                                CAPACITY                         DATE

* /S/ C. B. ROBERTSON, III                   CHAIRMAN OF THE BOARD             APRIL 28, 1999
-----------------------------                AND DIRECTOR (PRINCIPAL
C. B. ROBERTSON, III                         EXECUTIVE OFFICER)


* /S/ HARRISON NESBIT, II                    TREASURER (PRINCIPAL              APRIL 28, 1999
-----------------------------                FINANCIAL AND
HARRISON NESBIT, II                          ACCOUNTING OFFICER)


* /S/ HARRISON NESBIT II                     DIRECTOR                          APRIL 28, 1999
-----------------------------
HARRISON NESBIT II

* /S/ FRED G. POLLARD                        DIRECTOR                          APRIL 28, 1999
-----------------------------
FRED G. POLLARD

* /S/ RALPH D. ROONEY                        DIRECTOR                          APRIL 28, 1999
-----------------------------
RALPH D. ROONEY


* BY /S/ C.B. ROBERTSON, III
C. B. ROBERTSON, III
ATTORNEY-IN-FACT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  (UNAUDITED)
                              FINANCIAL STATEMENTS


                           JANUARY 31, 1999 AND 1998

                     (EXPRESSED IN THOUSANDS U.S. DOLLARS)






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED
                                 BALANCE SHEETS
                            JANUARY 31, 1999 AND 1998

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                    1999              1998
                                                                    ----------------------

        ASSETS
CURRENT
    Cash                                                         $     6           $     4

OTHER - Reclamation deposit                                           80               120
                                                                 -------           -------

    TOTAL                                                        $    86           $   124
                                                                 -------           -------

        LIABILITIES
CURRENT
    Accounts payable                                             $    52           $   199
    Advances from shareholders                                       562               320
    Accrued interest payable                                       3,371             2,600
    Accrued mineral interests reclamation costs                       90               100
                                                                 -------           -------
                                                                   4,075             3,219

LONG TERM-DEBT
    Other                                                          1,888             1,888
    Related parties                                                5,057             5,111
                                                                 -------           -------

    TOTAL LIABILITIES                                             11,020            10,218
                                                                 -------           -------

        SHAREHOLDERS' DEFICIT
SHARE CAPITAL
    Authorized
        10,000,000 Preferred shares -
           Par value $.01 per share
        30,000,000 Common shares -
           Par value $.01 per share
    Issued and paid in capital
             1,450  Series A Preferred shares                      1,450             1,450
           166,417  Series B Preferred shares                        499               499
        14,487,159  Common shares                                  9,285             9,285
    Deficit accumulated during development stage                 (22,168)          (21,328)
                                                                 --------          --------
                                                                 (10,934)          (10,094)
                                                                 --------          --------
    TOTAL                                                        $    86           $   124
                                                                 --------          --------

                             PREPARED BY MANAGEMENT

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    UNAUDITED
                          STATEMENT OF LOSS AND DEFICIT
                  FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                CUMULATIVE                 YEARS ENDED
                                                JANUARY 31,                JANUARY 31,
                                                   1999              1999              1998
                                                   ----              ----              ----


REVENUE
    Option fees and other                    $      95         $      65           $        30
                                             ---------         ---------           -----------

ADMINISTRATIVE COSTS
    Related party administration charges     $     377         $                   $
    Related party fees                             611
    General and administrative                     749                 8                    5
    Interest                                     3,759               717                  554
    Reclamation and other costs                    522               159                  363
    Professional fees                            1,183                29                   13
    Salaries and benefits                          892
    Shareholder information                        239
    Loss on disposal of agreement
       receivables                                  22
    Fees and recoveries                      (     247)                -                    -
                                             ----------        ---------           ----------

    TOTAL ADMINISTRATIVE COSTS                   8,107               913                  935
                                             ---------         ---------           ----------

LOSS BEFORE WRITE DOWN OF MINERAL
    INTEREST                                     8,012               848                  905

WRITE DOWN OF MINERAL INTEREST -
    NET OF RECOVERIES                           14,594                 -                    -
                                             ---------         ---------           ----------

NET LOSS BEFORE
    INTEREST INCOME                             22,606               848                  905

INTEREST INCOME                                    438                 8                   12
                                             ---------         ---------           ----------

NET LOSS                                     $  22,168               840                  893
                                             ---------

DEFICIT BEGINNING OF PERIOD                                       21,328               20,435
                                                               ---------           ----------

DEFICIT END OF PERIOD                                          $  22,168           $   21,328
                                                               ---------           ----------

BASIC LOSS PER SHARE
    IN U.S. DOLLARS                                            $     .05           $      .06

WEIGHTED AVERAGE NUMBER OF                                     14,487,159          14,487,159
    COMMON SHARES OUTSTANDING

                             PREPARED BY MANAGEMENT

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                              CUMULATIVE                   YEARS ENDED
                                              JANUARY 31,                  JANUARY 31,
                                                 1999                1999            1998
                                                 ----                ----            ----
FUNDS PROVIDED (USED) BY OPERATING
    ACTIVITIES
    Net recovery (loss) for the period         $(22,168)          $  (840)          $ (893)

    WRITE DOWN OF MINERAL INTEREST               15,086                -                 -

    CHANGES IN OTHER NON-CASH
        WORKING CAPITAL ITEMS                     4,075              856               874
                                               --------          -------           -------
                                                 (3,007)              16               (19)
                                               ---------         -------           --------

FINANCING ACTIVITIES
    ISSUED AND PAID IN CAPITAL
        Preferred shares                          1,949
        Common shares                             9,309
        Share issue costs                           (24)

    LONG-TERM DEBT                                6,945              (54)              (97)
                                               --------          --------          --------
                                                 18,179              (54)              (97)
                                               --------          --------          --------

INVESTING ACTIVITIES
    Reclamation deposits                            (80)              40               100
    Mineral interest (recovery)                 (15,086)               -                 -
                                               ---------         -------           -------
                                                (15,166)               -               100
                                               ---------         -------           -------

INCREASE (DECREASE) IN CASH                           6                2           (    16)
CASH BALANCE BEGINNING OF PERIOD                      -                4                20
                                               --------          -------           -------
CASH BALANCE END OF PERIOD                     $      6          $     6           $     4
                                               --------          -------           -------

                             PREPARED BY MANAGEMENT

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 1999 AND 1998

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

        As at January 31, 1999 and 1998, the Company's liabilities exceeded total assets by $10,934,000 and $10,094,000 respectively. The Company was notified in 1994 by two holders of term notes that the Company was in default under the terms of these agreements, although the Company does not agree with this contention. See Note 8 to the financial statements. During the year-ended 1997, the Company's leasehold interest in the Dean Mine was terminated by the lessor.

        As noted, management has been in the process of disposing of assets and settling its trade liabilities as funds become available. The Company has not made any proposals to the holders of its operations advances, gold delivery contracts and term notes for settlement of amounts at less than the face value of these debts. The Company is also required to complete reclamation on its Dean Mine project at an estimated cost of $220,000. The estimate of reclamation costs has been accrued in the year end financial statements. See Note 4 to the financial statements.

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

        (c)    Values of Mineral Interests

               Historically, the amounts shown for mineral interests represented nominal costs of retained properties and did not necessarily represent present or future values. The recoverability of these amounts was dependent upon the confirmation of economically recoverable reserves, the ability of the Company to obtain necessary financing to meet property purchase, lease, option and minimum exploration commitments and to successfully complete their development and upon subsequent profitable production. The Company's investments in resource properties have been subject to periodic review for permanent impairment. Generally, the Company considered that impairment of a mineral interest occurred at the earlier of a decision by management to abandon the claims or that the carrying value of an investment in a mineral interest or project will likely exceed the future net cash flows. As of January 31, 1995, the Company's retained mineral interests were written down to a nominal amount. As of January 31, 1997, the Company's retained mineral interests were reduced to zero.

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

4.      OTHER ASSETS
                                                    1999              1998
                                                    ----              ----

        Reclamation deposits                     $80,000          $120,000
                                                 =======          ========

        Reclamation deposits are comprised of interest-bearing certificates of deposit, which have been pledged as security with the State of Nevada for the performance of the Company's reclamation commitments. The funds will not be available for general working capital purposes until such time as the approved reclamation program has been completed. During the year ended January 31, 1999 and 1998, the State of Nevada authorized the release of $40,000 and $100,000, respectively, from the reclamation deposits as reclamation work was performed.

5.      FUNDS PROVIDED (USED BY) OTHER NON-CASH WORKING CAPITAL ITEMS


                                            Cumulative to                Years Ended
                                             January 31,                 January 31,
                                                1999              1999               1998
                                                ----              ----               ----

        Accounts payable                    $   52,032           $(147,022)      $  154,232
        Accrued interest payable
           - Term notes and advances         3,370,779              770,365         650,907
        Accrued mineral interests
           reclamation costs                    90,000              (10,000)       (120,000)
        Advances from shareholder              561,910              242,000         188,910
                                            ----------           ----------      ----------

                                            $4,074,721           $  855,343      $  874,049
                                            ==========           ==========      ==========


6.      ADVANCES FROM SHAREHOLDERS

        Advances from shareholders bear interest at quoted bank prime rates (year end rate - 8.5 %), are unsecured and repayable upon demand. No interest was paid on the shareholder advances during the year. For the year ended January 31, 1999, accrued interest on shareholder advances was $12,900 for the year, and total accrued interest as of January 31, 1999, was $105,397.

7.      LONG-TERM DEBT


                                                                   1999             1998
                                                                   ----             ----
        (a)  Operations advances, non-interest bearing
             Third parties                                    $  587,343         $   587,343
             Related parties                                   1,277,000           1,277,000

        (b)  Gold delivery contracts - related parties           781,260             835,000

        (c) Term Notes payable, bearing interest at quoted bank prime rate plus l %. (Effective rate - 9.5 %.)

             Third parties                                     1,300,000           1,300,000
             Related parties                                   3,000,000           3,000,000
                                                              ----------         -----------
                                                              $6,945,603         $6,999,343

        (d)  Operations Advances

             In 1994, the Company authorized up to $2,000,000 of non-interest bearing senior convertible promissory notes which, subject to authorization of additional common shares, are convertible at the option of the holder into 7 common shares for each dollar advanced. No such authorization of additional common shares has been sought or obtained, so the conversion privilege is not effective. The notes are to be repaid in semi-annual installments from future net cash flow from the Company's Dean Mine as calculated at January 31 or July 31 and payable April l and October 1 respectively. No payments were made during the fiscal years ending January 31, 1999 and 1998.

        (e)  Gold Delivery Contracts - Related Parties

             The holders of the gold delivery contracts have subordinated their right to any repayment until such time as the operations advances have been repaid in fill. The contracts are non-interest bearing and are repayable by delivery of 2,694 ounces of gold. At January 31, 1999, the equivalent value of the gold obligation was

             $781,260, a reduction from the prior year of $53,740 to reflect changes in the price of gold. Related party interest charges for the fiscal years ended January 31, 1999 and 1998 include provisions of $(53,740) and $(97,000), respectively, for decrease in the value of the gold obligation during the periods shown.

        (f)  Term Notes Payable and Related Interest

             The holders of the term notes payable have subordinated their right to any repayment of principal or interest until such time as the operations advances have been repaid in full.

             No interest was paid by the Company during the fiscal years ending January 3l, 1999 and 1998. In 1993, the Company made interest payments of $120,290. Interest payable as at January 31, 1999 is summarized as follows:


                                                   Third            Related
Year Ended                                        Parties           Parties            Total
January 31, 1999                                $  250,220        $  468,803     $   719,023
January 31, 1998                                   222,833           416,939         639,772
January 31, 1997                                   197,682           369,718         567,400
January 31, 1996                                   182,181           340,727         522,908
January 31, 1995                                   142,950           267,357         410,307
January 31, 1994                                   110,473           206,613         317,086
January 31, 1993                                    30,975            57,911          88,886
Total Accrued Interest
                                                ----------       -----------     -----------
     on Term Notes                              $1,137,314       $ 2,128,068     $ 3,265,382

Accrued on Shareholder Advances                                                      105,397
                                                                                  ----------
                                                                                  $3,370,779


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

               Principal payments of unsubordinated other long-term debt over the next five years are: 2000 - $Nil; 2001 - $Nil; 2002 - $Nil; 2003 - $Nil; 2004 - $Nil.

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

        No income taxes were paid or payable by the Company during the two fiscal years ending January 31, 1999.

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

               The directors have designated 1,750 preferred shares as Series A, participating, voting, convertible, $.01 par value (liquidation value $1,000 each) and 1,500,000 preferred shares as Series B participating, voting, convertible, $.01 par value (liquidation value $3 each). Each preferred share is entitled to the number of votes and dividends based on the conversion ratio, subject to shareholder authorization of an increase in the Company's authorized common shares. The shares are currently convertible at the option of the holder in the ratios of 4,000 common shares for each Series A and 10 common shares for each Series B preferred share. The conversion ratios for Series A and B are subject to adjustments in the event of subsequent issues of shares or convertible debt for consideration less than $.25 and $.30 per common share, respectively.

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

        (b)    Issued Capital

                                                      Price
                                                    Per Share        Shares     Consideration
                                                    ---------        ------     -------------
               Preferred Shares - Series A
                  1992-cash                        $   1,000           1,450      $1,450,000

               Preferred Shares - Series B
                  1994-cash                                3         228,917      $  686,751
                  1996 - conversion to common                        (62,500)     (187,500)
                                                                     166,417      499,251
               Common Shares
                  1987-cash                        $       1             500             500
                  1988 - cash contributed to
                     capital by parent                                     -         564,397
                                                                         500         564,897
                  1990 - cash contributed to
                     capital by parent                                     -       3,067,711
                  - cash via convertible
                     promissory notes                 20,000              98       1,960,000
                  - cash and subscriptions on
                     private placement                20,000             180       3,600,000
                  - share issue costs other          (78,071)
                  related parties                          -               -         (24,242)


                                                          Price
                                                        Per Share    Shares        Consideration
                                                        ---------    ------        -------------
               1991   - cash on private placement      $ 20,000              l          20,000
                      - share issue costs                                    -        (13,295)
                                                                           779     $ 9,097,000
               1991   - Split on a 17,721 for 1 basis               13,804,659     $ 9,097,000
               1992   - 1995 - No common shares were issued         13,804,659       9,097,000
               1996   - Shares issued on conversion
                         of Series B Preferred                         682,500       $ 187,500

                                                                    14,487,159     $ 9,284,500

        (c)    Stock Option and Share Purchase Warrants

               Other Stock Option

               An option to acquire 50,000 common shares at $.40 per share, exercisable to October 28, 1998, expired during the year without exercise. No options were outstanding at January 31, 1999.

               Common Share Purchase Warrants

               During the years ended January 31, 1999 and 1998, warrants entitling holders to acquire 686,751 and 5,700,000 common shares, respectively, expired without exercise.

               Dilution assumes conversion privilege for operating advances which is conditional upon shareholder approval of additional authorized shares of common stock. No such shareholder approval has yet been requested or obtained.

11.     SEGMENTED INFORMATION

        All of the Company's property interests are in the United States.