Form 10QSB
period 1999-04-30
ST GEORGE METALS INC
filed 1999-06-15
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For the Quarter Ended April 30, 1999            Commission File Number 0-18616
------------------------------------             ------------------------------


                             ST. GEORGE METALS, INC.
             (Exact name of registrant as specified In its charter)


             Nevada                                  88-0227915
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or organization)


    125 NationsBank Plaza, 1111 E. Main St., Richmond, Virginia     23219
       (Address of principal executive offices)                  (Zip code)

   Registrant's telephone number, including area code:        (804) 644-3434



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                       Yes   X                     No


      As of April 30, 1999, the number of shares of Common Stock outstanding was 14,487,159.




NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                            ST. GEORGE METALS, INC.

                                  FORM 10-QSB
                         QUARTER ENDED APRIL 30, 1999


                                     INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION


Interim Consolidated Balance Sheets........................................  3


Interim Consolidated Statement of Income and Deficit.......................  4


Interim Consolidated Statement of Cash Flows...............................  5


Notes to the Interim Consolidated Financial Statements.....................  6


Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................  7




PART II - OTHER INFORMATION


Items 1 - 6................................................................8-9


Signatures................................................................. 10

                            ST. GEORGE METALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      INTERIM CONSOLIDATED BALANCE SHEETS
                   AS OF APRIL 30, 1999 AND JANUARY 31, 1999

                   (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                     APRIL 30,     JANUARY 31,
                                                       1999          1999

                  ASSETS
CURRENT
      Cash                                           $     5        $     6

OTHER - Reclamation Deposit                               81             80
                                                     -------        -------

                                                     $    86        $    86
                                                      ------         ------


                  LIABILITIES
CURRENT
      Accounts payable                               $    55        $    52
      Advances from shareholder                          562            562
      Accrued interest payable                         3,570          3,371
      Accrued mineral interests reclamation costs         90             90
                                                     -------        -------
                                                       4,277          4,075

LONG TERM-DEBT
      Other                                            1,888          1,888
      Related parties                                  5,030          5,057
                                                    ---------        ------


      TOTAL LIABILITIES                               11,195         11,020
                                                     -------        -------


            SHAREHOLDERS' DEFICIT
SHARE CAPITAL
      Authorized
            10,000,000 Preferred shares -
                     Par value $.01 per share
            30,000,000 Common shares -
                     Par value $.01 per share
      Issued and paid in capital
             1,450  Series A Preferred shares          1,450          1,450
           166,417  Series B Preferred shares            499            499
        14,487,159  Common shares                      9,285          9,285
      Deficit accumulated during development stage   (22,343)       (22,168)
                                                   ---------        ---------
                                                     (11,109)       (10,934)
                                                   ---------        ---------
      TOTAL                                         $     86        $    86
                                                   ---------        ---------

                            PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                THREE MONTHS
                                                                ENDED APR. 30
                                                              1999       1998

REVENUE
  Mineral interest costs recovery in excess of expenses  $    -        $    -
$


ADMINISTRATION COSTS
  General and administrative                                  1             3
  Interest                                                  173           194
  Professional fees                                           2            10
  Reclamation and other costs                                 -           164
                                                         ------         -----

      TOTAL ADMINISTRATIVE COSTS                            176           371

INTEREST INCOME                                               1             1
                                                         ------         -----

NET LOSS                                                    175           370

DEFICIT BEGINNING OF PERIOD                              22,168        21,328
                                                         ------        ------

DEFICIT END OF PERIOD                                    22,343        20,698
                                                         ------        ------


BASIC LOSS PER SHARE IN U.S. DOLLARS                     $  .01         $ .03
                                                          -----         -----


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 14,487,159    14,487,159









                            PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                              THREE MONTHS
                                                             ENDED APRIL 30,
                                                          1999            1998
                                                        -------         ------

FUNDS PROVIDED (USED) BY OPERATING
      ACTIVITIES

      Net loss                                          $  (175)       $  (370)

      CHANGES IN OTHER
        WORKING CAPITAL ITEMS                               201            368
                                                        -------        -------

                  TOTAL                                      26             (2)
                                                        -------        -------


FINANCING ACTIVITIES
      Long-term debt                                        (27)
                                                       --------       --------

NET INCREASE (DECREASE) IN CASH                              (1)            (2)

CASH BALANCE BEGINNING OF PERIOD                              6              4
                                                        -------        -------

CASH BALANCE END OF PERIOD                              $     5        $     2
                                                         ------         ------










                            PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENT
                                 APRIL 30, 1999

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.    ACCOUNTING POLICIES

      These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 1999, substantially apply to the interim financial statements at April 30, 1999, and are not repeated here.


2.    INTERIM ADJUSTMENTS

      The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.    STATUS OF BUSINESS

      The Company is not engaged in any active business. There was no change during the quarter ending April 30, 1999, with respect to the Company's continued its efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.





                            PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial


      Revenues. The Company had no revenues during the quarter ended April 30, 1999, nor did it have any revenues during the comparable period in the preceding year.



      Costs and Expenses. During the quarter ended April 30, 1999, the Company had total administrative costs of $175,000 compared to $375,000 in the comparable period in the prior year. The reduction in administrative costs was primarily due to the fact that the Company had no reclamation costs during the period, compared to reclamation costs of $164,000 during the comparable period in the preceding year. Accrued interest was $173,000 during the period, compared to $194,000 during the quarter ended April 30, 1998.



      Net Loss. The Company had a net loss (after interest income of $1,000) for the quarter ended April 30, of $175,000 (or $.01 per share), compared to $370,000 (or $.03 per share) for the comparable period in the prior year.



Analysis of Financial Condition

      The Company had no material liquidity or capital resources at quarter ended April 30, 1999. At that date, the Company had current assets of $5,000 and current liabilities of $4.3 million. Current liabilities include $3.6 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing during the three-month period ended April 30, 1999. The Company continues to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from net cash flow from the Company's now-terminated Dean Mine operations) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

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

            SEC Reporting Obligations. Because of the Company's financial condition and its consequent difficulty paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 remains questionable. The financial statements included with its Form 10-KSB for the year ended January 31, 1999, were not audited by an independent certified accountant, because the Company could not afford the cost of an audit. The Company sought and obtained administrative relief from the staff of the Securities and Exchange Commission from the requirement that it obtain an audited financial statement for its Form 10-KSB filing.

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

            Status of Properties. There was no change in the status of the Company properties during the quarter ending April 30, 1999. On May 18, 1999, however, Cameco (U.S.) Inc. gave notice of its termination of the Option Agreement dated February 21, 1996, under which it held an option to purchase a portion of the Company's Draco/AMAX claims. The portion of the Draco/AMAX property covered by this agreement included 44 claim blocks. As previously reported, in August 1998, the Company separately subleased an addition 63 claim blocks in the Draco/AMAX property to Triband Resources U.S. Inc.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:   Exhibit 27  Financial Data Schedule, filed herewith.

      (b)   Reports on Form 8-K:  None

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           St. George Metals. Inc.
                         ---------------------------------
                                      (Registrant)



June 11, 1999          By:  /s/ C. B. Robertson, III
                         -------------------------------------
                          C.B. Robertson, III - Chairman and Principal
                                                Executive Officer




June 11, 1999          /s/ Harrison Nesbit, II
                       ----------------------------------------
                          Harrison Nesbit,II - Treasurer and Chief Financial
                                             and Accounting Officer