Form 10QSB
period 1999-07-31
ST GEORGE METALS INC
filed 1999-09-01
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended July 31, 1999               Commission File Number 0-18616
-----------------------------------               ------------------------------


                             ST. GEORGE METALS, INC.
             (Exact name of registrant as specified In its charter)


            Nevada                                      88-0227915
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)


125 NationsBank Plaza, 1111 E. Main St., Richmond, Virginia            23219
-----------------------------------------------------------            -----
         (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:         (804) 644-3434
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


                     Yes   X                   No
                        -------                  -------

         As of July 31, 1999, the number of shares of Common Stock outstanding was 14,487,159.




NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                           QUARTER ENDED JULY 31, 1999


                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------


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




PART II - OTHER INFORMATION
---------------------------


Items 1 - 6..............................................................    8-9


Signatures...............................................................     10

                                             ST. GEORGE METALS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                        INTERIM CONSOLIDATED BALANCE SHEETS
                                     AS OF JULY 31, 1999 AND JANUARY 31, 1999

                                     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
                                                                                   JULY 31,             JANUARY 31,
                                                                                     1999                  1999
                                                                                  -----------           -----------
                           ASSETS
CURRENT
         Cash                                                                     $         4           $         6

OTHER - Reclamation Deposit                                                                80                    80
                                                                                  -----------           -----------

                                                                                  $        84           $        86
                                                                                  -----------           -----------


                           LIABILITIES
CURRENT
         Accounts payable                                                         $        28           $        52
         Advances from shareholder                                                        552                   562
         Accrued interest payable                                                       3,776                 3,371
         Accrued mineral interests reclamation costs                                       90                    90
                                                                                  -----------           -----------
                                                                                        4,446                 4,075

LONG TERM-DEBT
         Other                                                                          1,888                 1,888
         Related parties                                                                4,976                 5,057
                                                                                  -----------           -----------

         TOTAL LIABILITIES                                                             11,310                11,020
                                                                                  -----------           -----------


                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
                  10,000,000 Preferred shares -
                              Par value $.01 per share
                  30,000,000 Common shares -
                              Par value $.01 per share
         Issued and paid in capital
                      1,450  Series A Preferred shares                                  1,450                 1,450
                    166,417  Series B Preferred shares                                    499                   499
                 14,487,159  Common shares                                              9,285                 9,285
         Deficit accumulated during development stage                                 (22,460)              (22,168)
                                                                                  -----------           -----------

                                                                                      (11,226)              (10,934)
                                                                                  -----------           -----------

         TOTAL                                                                    $        84           $        86
                                                                                  -----------           -----------

                                              PREPARED BY MANAGEMENT

                                                  ST. GEORGE METALS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)

                                    INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                             FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 1999 AND 1998

                                         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                    THREE MONTHS                       SIX MONTHS
                                                                    ENDED JULY 31                     ENDED JULY 31
                                                               1999                1998            1999           1998
                                                               ----                ----            ----           ----
REVENUE
         Income                                             $        15         $        -       $      15      $       -
                                                            -----------         ----------       ---------      ---------

ADMINISTRATION COSTS
         General and administrative                                   -                  1               1              4
         Interest                                                   151                146             324            340
         Reclamation and other costs                                (18)                12             (18)           171
         Professional fees                                            -                  7               2             22
                                                            -----------         ----------       ---------      ---------

         TOTAL ADMINISTRATIVE COSTS                                 133                166             309            537
                                                            -----------         ----------       ---------      ---------

NET LOSS BEFORE INTEREST INCOME                                     118                166             294            537

INTEREST INCOME                                                       1                  5               2              6
                                                            -----------         ----------       ---------      ---------

NET LOSS                                                            117                161             292            531

DEFICIT BEGINNING OF PERIOD                                      22,343             21,698          22,168         21,328

DEFICIT END OF PERIOD                                       $    22,460             21,859       $  22,460      $  21,859
                                                            -----------         ----------       ---------      ---------

BASIC LOSS PER SHARE IN U.S. DOLLARS                        $       .01         $      .01       $     .02      $     .04


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         14,487,159        14,487,159       14,487,159     14,487,159





                                              PREPARED BY MANAGEMENT

                                               ST. GEORGE METALS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                    INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                  FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998

                                      (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                            THREE MONTHS
                                                                                            ENDED JULY 31,
                                                                                      1999                 1998
                                                                                      ----                 ----
FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES
         Net loss                                                                 $      (292)          $      (531)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                                                          371                   582
                                                                                  -----------           -----------

                           TOTAL                                                           79                    51
                                                                                  -----------           -----------


FINANCING ACTIVITIES
         Long-term debt                                                                   (81)                  (54)
                                                                                  -----------           -----------

NET INCREASE (DECREASE) IN CASH                                                            (2)                   (3)

CASH BALANCE BEGINNING OF PERIOD                                                            6                     4
                                                                                  -----------           -----------

CASH BALANCE END OF PERIOD                                                        $         4           $         1
                                                                                  -----------           -----------


                                              PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENT
                                  JULY 31, 1999

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 1999, substantially apply to the interim financial statements at July 31, 1999, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending July 31, 1999, with respect to the Company's continued its efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.



                             PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial
---------------------------------


         Revenues. The Company had revenues of $15,000 during the quarter ended July 31, 1999. It did not have any revenues during the comparable period in the preceding year. Revenue received was a payment under the Company's option agreement with Triband Resources, Inc.

         Costs and Expenses. During the quarter ended July 31, 1999, the Company had total administrative costs of $133,000 compared to $166,000 in the comparable period in the prior year. The reduction in administrative costs was primarily due to the fact that the Company had a recovery on reclamation costs during the period of $18,000, compared to reclamation costs of $12,000 during the comparable period in the preceding year. Accrued interest was $151,000 during the period, compared to $146,000 during the quarter ended July 31, 1998.

         Interest Income. The Company had interest income during the period of $1,000, compared to $5,000 during the comparable period in the preceding year.

         Net Loss. The Company had a net loss for the quarter ended July 31, of $117,000 (or $.01 per share), compared to $161,000 (or $.01 per share) for the comparable period in the prior year.



Analysis of Financial Condition
-------------------------------

         The Company had no material liquidity or capital resources at quarter ended July 31, 1999. At that date, the Company had current assets of $4,000 and current liabilities of $4.4 million. Current liabilities include $3.8 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing during the three-month period ended July 31, 1999. The Company continues to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from net cash flow from the Company's now-terminated Dean Mine operations) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

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

                  STATUS OF PROPERTIES. There was no change in the status of the Company properties during the quarter ending July 31, 1999, except that, as previously reported, on May 18, 1999, Cameco (U.S.) Inc. gave notice of its termination of the Option Agreement dated February 21, 1996, under which it held an option to purchase a portion of the Company's Draco/AMAX claims. The portion of the Draco/AMAX property covered by this agreement included 44 claim blocks. As previously reported, in August 1998, the Company separately subleased an addition 63 claim blocks in the Draco/AMAX property to Triband Resources U.S. Inc.

                  During the quarter ended July 31, the Company entered into a verbal agreement whereby it agreed to quit-claim any interest it may have in the Hancock Canyon (58 claims) and Trenton Canyon (31 claims) properties, in exchange for a full release from Sierra Mining & Engineering L.L.C. ("SME") and its owner, James Golden, for any and all work performed by SME in connection with the reclamation of the Company's formerly leased Dean Mine property or in any other respect. This conveyance and settlement was finalized as of August 30, 1999. The Hancock Canyon property had previously been under option to Cameco (U.S.) Inc., as described in the Company's Form 10-KSB for the year ended January 31, 1999, but as previously disclosed that option was terminated by the optionee in April 1998. The Company has previously terminated a lease it held on the Trenton Canyon properties, but had staked over that property. The Company no longer has the financial resources to pay the necessary annual renewal fees to hold onto those claims.

Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits: Exhibit 27  Financial Data Schedule, filed herewith.
                  ---------

         (b)      Reports on Form 8-K:  None
                  --------------------

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            St. George Metals. Inc.
                                  ----------------------------------------------
                                                 (Registrant)



September 1, 1999              By:  /s/ C. B. Robertson, III
                                  ----------------------------------------------
                                   C. B. Robertson, III - Chairman and Principal
                                                            Executive Officer



September 1, 1999              /s/ Harrison Nesbit, II
                               -------------------------------------------------
                                  Harrison Nesbit, II - Treasurer and Chief
                                                            Financial
                                                       and Accounting Officer