Form 10QSB
period 1999-10-31
ST GEORGE METALS INC
filed 1999-12-15
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended October 31, 1999            Commission File Number 0-18616
--------------------------------------            ------------------------------


                             ST. GEORGE METALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified In its charter)


           Nevada                                     88-0227915
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)


125 Bank of America Plaza, 1111 E. Main St., Richmond, Virginia       23219
-----------------------------------------------------------        ----------
           (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:        (804) 644-3434
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


         As of October 31, 1999, the number of shares of Common Stock outstanding was 14,487,159.




NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                         QUARTER ENDED OCTOBER 31, 1999


                                      INDEX

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION


Interim Consolidated Balance Sheets................................         3


Interim Consolidated Statement of Income and Deficit...............         4


Interim Consolidated Statement of Cash Flows.......................         5


Notes to the Interim Consolidated Financial Statements.............         6


Management's Discussion and Analysis of Financial Condition
and Results of Operations..........................................         7




PART II - OTHER INFORMATION


Items 1 - 6........................................................       8-9


Signatures.........................................................        10

                                               ST. GEORGE METALS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                         INTERIM CONSOLIDATED BALANCE SHEETS
                                     AS OF OCTOBER 31, 1999 AND JANUARY 31, 1999

                                      (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
                                                                                  OCTOBER 31,            JANUARY 31,
                                                                                     1999                   1999
                                                                                  -----------            ----------
                           ASSETS
CURRENT
         Cash                                                                     $         5            $        6

OTHER - Reclamation deposit                                                                80                    80
                                                                                  -----------            ----------

                                                                                  $        85            $       86


                           LIABILITIES
CURRENT
         Accounts payable                                                         $        18            $       52
         Advances from shareholders                                                       552                   562
         Accrued interest payable                                                       3,987                 3,371
         Accrued mineral interests reclamation costs                                       90                    90
                                                                                  -----------            ----------
                                                                                        4,647                 4,075

LONG TERM-DEBT
         Other                                                                          1,888                 1,888
         Related parties                                                                5,043                 5,057
                                                                                  -----------            ----------

         TOTAL LIABILITIES                                                             11,578                11,020


                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
                  10,000,000 Preferred shares -
                              Par value $.01 per share
                  30,000,000 Common shares -
                              Par value $.01 per share
         Issued and paid in capital
                     1,450 Series A Preferred shares                                    1,450                 1,450
                     166,417 Series B Preferred shares                                    499                   499
                     14,487,159 Common shares                                           9,285                 9,285
         Deficit accumulated during development stage                                 (22,727)              (22,168)
                                                                                  -----------            ----------

                                                                                      (11,493)              (10,934)
                                                                                  -----------            ----------

         TOTAL                                                                             85            $       86
                                                                                  -----------            ----------

                                               PREPARED BY MANAGEMENT


                                                 ST. GEORGE METALS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                   INTERIM CONSOLIDATED STATEMENT OF INCOME AND DEFICIT
                           FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                      THREE MONTHS                       NINE MONTHS
                                                                      ENDED OCT. 31                     ENDED OCT. 31
                                                                   1999             1998           1999            1998
                                                               ---------------------------------------------------------
REVENUE
         Option fees                                                  -                45               15            45
                                                               --------          --------         --------      --------


ADMINISTRATION COSTS
         General and administrative                                   6                 2                7             6
         Interest                                                   279               196              603           536
         Reclamation and other costs                                (24)                -              (42)          171
         Professional fees                                            7                 6                9            28
                                                               --------          --------         --------      --------

         TOTAL ADMINISTRATIVE COSTS                                 268               204              577           741
                                                              ---------           -------        ---------      --------

NET LOSS BEFORE
         INTEREST INCOME                                            268               159              562           696

INTEREST INCOME                                                       1                 1                3             7
                                                               --------          --------         --------      --------

NET LOSS                                                            267               158              559           689

DEFICIT BEGINNING OF PERIOD                                      22,460            21,859           22,168        21,328
                                                               --------          --------         --------      --------

DEFICIT END OF PERIOD                                            22,727            22,017           22,727        22,017
                                                               --------          --------         --------      --------


BASIC LOSS PER SHARE
         IN U.S. DOLLARS                                       $    .02          $    .01         $    .04      $    .05
                                                               --------          --------         --------      --------


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         14,487,159        14,487,159       14,487,159    14,487,159
                                                             ----------        ----------       ----------    ----------


                                                  PREPARED BY MANAGEMENT


                                                 ST. GEORGE METALS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                      INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                            NINE MONTHS
                                                                                          ENDED OCTOBER 31,
                                                                                      1999                 1998
                                                                                  ----------------------------------
FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES

         Net loss recovery                                                        $      (559)          $      (689)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                                                          572                   751
                                                                                  -----------           -----------

                           TOTAL                                                           13                    62
                                                                                  -----------           -----------

FINANCING ACTIVITIES
         Long-term debt                                                                   (14)                  (54)
                                                                                  -----------           -----------


NET INCREASE (DECREASE) IN CASH                                                            (1)                    8

         CASH BALANCE BEGINNING OF PERIOD                                                   6                     4
                                                                                  -----------           -----------

         CASH BALANCE END OF PERIOD                                               $         5           $        12
                                                                                  -----------           -----------


                                                 PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 1999, substantially apply to the interim financial statements at October 31, 1999, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending October 31, 1999, with respect to the Company's continuing efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.


                             PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial


         Revenues. The Company had no revenues during the quarter ended October 31, 1999. It had revenues of $15,000 from one option payment during the comparable period in the preceding year. For the nine months ended October 31, 1999, the Company had revenues of $15,000 compared to $45,000 during the nine months ended October 31, 1998.



         Costs and Expenses. During the quarter ended October 31, 1999, the Company had total administrative costs of $268,000 compared to $204,000 in the comparable period in the prior year. The Company had a recovery on reclamation costs during the period of $24,000. There were no reclamation costs or recovery during the comparable period in the preceding year. Accrued interest was $279,000 during the period, compared to $196,000 during the quarter ended
October 31, 1998. For the nine months ended October 31, 1999, total administrative costs were $577,000 compared to $741,000 in the comparable period ended October 31, 1998.

         Interest Income. The Company had interest income during the period of $1,000, compared to $1,000 during the comparable period in the preceding year.



         Net Loss. The Company had a net loss for the quarter ended October 31, of $267,000 (or $.02 per share), compared to $158,000 (or $.01 per share) for the comparable period in the prior year. For the nine months ended October 31, 1999, the Company had a net loss of $559,000 ($.04 per share) compared to $689,000 ($.05 per share) in the nine months ended October 31, 1998.



Analysis of Financial Condition

                  The Company had no material liquidity or capital resources at quarter ended October 31, 1999. At that date, the Company had current assets of $5,000 and current liabilities of $4.6 million. Current liabilities include $4.0 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing during the three-month period ended October 31, 1999. The Company continues to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from net cash flow from the Company's now-terminated Dean Mine operations) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

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

                  Status of Properties. As previously reported, during the quarter ended July 31, the Company entered into a verbal agreement whereby it agreed to quit-claim any interest it may have in the Hancock Canyon (58 claims) and Trenton Canyon (31 claims) properties in exchange for a full release from Sierra Mining & Engineering L.L.C. ("SME") and its owner, James Golden, for any and all work performed by SME in connection with the reclamation of the Company's formerly leased Dean Mine property or in any other respect. This conveyance and settlement was finalized as of August 30, 1999. The Hancock Canyon property had previously been under option to Cameco (U.S.) Inc., as described in the Company's Form 10-KSB for the year ended January 31, 1999, but as previously disclosed that option was terminated by the optionee in April 1998. The Company has previously terminated a lease it held on the Trenton Canyon properties, but had staked over that property. The Company no longer has the financial resources to pay the necessary annual renewal fees to hold onto those claims.

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




                                        St. George Metals. Inc.
                                ----------------------------------------
                                              (Registrant)



December 15, 1999          By:  /s/ C. B. Robertson, III
-----------------             --------------------------
                             C. B. Robertson, III - Chairman and Principal
                                                      Executive Officer



December 15, 1999              /s/ Harrison Nesbit, II
-----------------            -----------------------
                             Harrison Nesbit, II - Treasurer and Chief Financial
                                                     and Accounting Officer