Form 10KSB
period 2000-01-31
ST GEORGE METALS INC
filed 2000-04-28
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB

(Mark One)
[ X ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2000

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

                            125 Bank of America Plaza
                            Richmond, Virginia 23219
                    (Address of principal executive offices)

           Securities registered pursuant to Section 12(g) of the Act:
              St. George Metals, Inc. Common Stock, $.01 par value

       Registrant's telephone number, including area code: (804) 644-3434
                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant had revenues in its most recent fiscal year of $15,000. As a development stage company, all revenues were netted against mining costs.

         As of March 31,  2000,  14,487,159  shares of the  registrant's  Common
Stock were outstanding. The aggregate market value of the registrant's Common Stock held by non-affiliates was less than $10,000 based on the closing sales price ($0.001 per share) on March 9, 2000, the last reported trade date.

                                     PART I
Item 1.   Business
------------------

Significant Developments During Year Ended January 31, 2000

         During the year ended January 31, 2000, the Company engaged in no significant business activities.

         At the present time, the Company's financial resources have been substantially exhausted and management does not know of any additional financing available to the Company. The Company has no continuing on-going business activities at this time other than holding certain of its properties subject to lease or option to purchase by unrelated third parties. The Company has no meaningful available financial resources, and only minimal personnel resources. The Company has liquidated substantially all its assets and paid off its trade creditors in a continuing effort to wind up its business other than through a court supervised process, which would entail significant administrative expenses. The Company has paid substantially all of its trade debt (other than to related parties) and it is unlikely any payments will be made on its other indebtedness, which has been voluntarily subordinated to the Company's trade creditors.

         Because of the Company's financial condition and its consequent difficulty paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 has been and remains doubtful. Accordingly, the Company may not be able to continue filing periodic reports with the Securities and Exchange Commission. As was the case in 1997, 1998 and 1999, the financial statements included with this Form 10-KSB are not audited because the Company was not able to incur the expense of an audit.

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

         As previously reported, the Company posted a $220,000 cash bond with the Nevada Division of Environmental Protection (NDEP) in fiscal 1996 to cover reclamation costs associated with the Company's former Dean Mine. Following discussions with and review of plans by NDEP, the Company commissioned reclamation work during calendar year 1997. Principal items included closure and sealing of adits (mine openings), road regrading, waste dump reclamation, heap leach pad regrading and related matters. As work was certified by NDEP during the years ended January 31, 1998, 1999 and 2000, NDEP authorized partial releases from the cash bond to pay for work performed. At January 31, 2000, $78,000 remained available under the cash bond. In order to permit the Company to pay its independent contractor for reclamation work completed but not yet funded under its cash bond, a shareholder of the Company has advanced funds to the contractor. These advances have been recorded on the Company's books as shareholder advances, which will be repaid as further releases from the cash bond are authorized. At January 31, 2000, shareholder advances totaled $552,000, a decrease of $10,000 from the $562,000 outstanding at January 31, 1999.

Other Matters

         Until 1995, the Company had been engaged in the acquisition, exploration and, if warranted, development of natural resource properties. At the present time, the Company has ceased all active operations, and is in the process of winding up its business. The Company had or has an interest in various properties located primarily in the Battle Mountain and Carlin areas of central Nevada, which properties were acquired in the expectation they could have economic potential for gold and silver mineralization (ore deposits). There can be no assurance any of its remaining properties have a commercially mineable ore body unless and until further exploration and feasibility studies are concluded. For a number of years, the only active operations were those being undertaken at the Company's Dean Mine site. This property and other information concerning properties still held by the Company are described in "Item 2 - Properties" below.

         Employees; Offices. While it was engaged in active exploration and development operations, the Company relied almost exclusively upon independent contractors and consultants to provide equipment, geological, technical and professional and other administrative services. With the cessation of active business operations the Company has terminated all employees and most of its consultant relationships. During the fiscal years ended January 31, 1997, 1998, 1999 and 2000, the Company had no employees. The Company previously owned a house and small office building, both in Battle Mountain, Nevada, which functioned as an office and as employee housing. These properties were sold in December, 1994, and June, 1995, respectively. At the present time the Company's executive office in Richmond, Virginia, is maintained in the office of its Board Chairman, C. B. Robertson, III. The Company does not reimburse Mr. Robertson any portion of his lease expense but has reimbursed him from time to time for certain telephone and other operating expenses incurred in connection with the Company's business. See "Item 12 - Certain Relationships and Related Transactions" below.

Item 2.   Properties
--------------------

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

Dean Mine Property

         The Company's principal property used in its former business was its Dean Mine leasehold and a 560-acre mill site owned in fee. The Company's Form 10-K for the year ended January 31, 1995, contains a detailed description of exploratory mining activities conducted at the Company's Dean Mine leasehold site, which activities were concluded during the year ended January 31, 1995. No further mining efforts were conducted at the Dean Mine property during the fiscal years ended January 31, 1996 or thereafter. The Company's leasehold interest in the Dean Mine property was terminated effective March 11, 1996, and the Company has previously disposed of the 560-acre mill site.

         As previously reported, during the year ended January 31, 1996, the Company completed posting a cash bond in the amount of $220,000 as required by the Nevada Division of Environmental Protection, to cover reclamation costs on the Dean Mine property. As a result of reclamation efforts undertaken by the Company during fiscal 1998, 1999 and 2000, the balance remaining under the foregoing cash bond at January 31, 2000 was $78,000.

AMAX/Draco, Hancock Canyon and Trenton Canyon Properties

         The Company's principal remaining properties owned at the beginning of the fiscal year, known as AMAX/Draco, Hancock Canyon and Trenton Canyon, are described below. The Company carries these interests on its books at a nominal $1.00 value. During the year ended January 31, 2000, the Company quit-claimed its interests in the Hancock Canyon and Trenton Canyon properties in resolution of its only remaining outstanding account payable from operations.

         AMAX/Draco. As described in the Company's Form 10-KSB for the year ended January 31, 1996, the Company acquired a group of claims known as the AMAX/Draco property from Luning Gold, Inc. pursuant to a purchase agreement dated August 8, 1990. These claims are in the Lewis Mining District, Lander County, Nevada, approximately 15 miles southeast of Battle Mountain. The claim block consists of three separate blocks containing a total of 107 claim blocks. A production payment ($300,000 due from the lesser of 25% of production or $25,000 payable quarterly after the start of production) is still due, but only after the project goes into production. As previously reported, the Company granted an option on a portion of this property (44 claim blocks) to Cameco (U.S.) Inc., a U.S. subsidiary of Cameco Corporation, a Canadian corporation. The Agreement provided for an option expiring October 9, 1999, pursuant to which the optionee could purchase the subject property (described as the "BXA" group of unpatented lode claims in Lander County, Nevada) for a purchase price of $75,000, subject to a reserved 1% net smelter royalty to the Company. The option price payable to the Company aggregated $70,000, paid $10,000 upon satisfaction of certain conditions, with the balance paid $10,000 on the first anniversary of the effective date, $20,000 on the second anniversary, and $30,000 on the third anniversary. The optionee retained the right to terminate the option at any time. The optionee made its third and final anniversary payment in the fall of 1998. As previously reported, on May 18, 1999, Cameco (U.S.) Inc. gave notice of its termination of the Option Agreement on the BXA group of claims.

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

         The Company retained the Hancock Canyon property. This property, consisting of 58 claims, is located on the western side of the Shoshone Range, approximately 2 miles north of Mill Creek and approximately 25 miles south of Battle Mountain. In 1994, the Company undertook additional steps to clear title to the Hancock Canyon property in anticipation of a possible joint venture with another mining company, but no such joint venture was ever agreed upon. The Company obtained title to Hancock Canyon, but was still obligated to Barringer Technologies, Inc., the successor to the prior owner, for the net smelter royalty. Under the terms of that arrangement, after the Company had spent $80,000 on drilling into that property, a payment was due in the form of 150,000 shares of Company Common Stock.

         Trenton Canyon. Also, although the Company terminated the lease for Trenton Canyon, it later staked over that property. Lode claims, Mill 1 through 31, were staked in the Battle Mountain area on the west side of Antler Peak which adjoins Santa Fe's North Peak project to the west. If the Company ever had undertaken to develop that property, it may have been obligated to pay the prior owner the net smelter royalty of 0.5%.

         Disposition of Hancock Canyon and Trenton Canyon Properties. As previously reported, in August 1999 the Company quit-claimed its interests in the Trenton and Hancock Canyon properties to Sierra Mining & Engineering, L.L.C. ("SME") in exchange for a full release from SME and its owner, James Golden, for any and all work performed by SME in connection with the reclamation of the Company's formerly leased Dean Mine property or in any other respect. The Company no longer had the financial resources to pay the annual filing fees necessary to hold onto these properties.

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

Item 3.   Legal Proceedings
---------------------------

         None.

Item 4.   Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

         None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         The reported high and low bid prices for the Company's common stock on the bulletin board over-the-counter trading system operated by the NASD (Symbol:
SGGM) for the periods shown were as follows:*

                                     Fiscal Year ended January 31,
                                    1999                      2000
                          -----------------------     ----------------------
                          High Bid        Low Bid     High Bid      Low Bid
                          --------        -------     --------      -------

     First Quarter       $   0.001       $ 0.0001     $  0.001     $  0.0001
     Second Quarter          0.001         0.0001        0.001        0.0001
     Third Quarter          0.0001         0.0001       0.0001        0.0001
     Fourth Quarter         0.0001         0.0001       0.0001        0.0001

      First Quarter fiscal 2000 (through March 9, 2000): 8 trades reported, involving approximately 42,000 shares. High/low prices unchanged from Fourth Quarter.

---------------
* The trading information listed in this table may not be representative because the trading of Company Common Stock reflected by the NASD bulletin board is sporadic and no trades were reported during five months in 1999. Approximately 17 trades, involving a total of approximately 122,500 shares, were reported during calendar year 1999.

         The over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of March 31, 2000, there were approximately 720 shareholders of record, holding an aggregate of 14,487,159 shares of Common Stock outstanding.

         The Company paid no cash dividends in either of the two most recent fiscal years.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------


(a)      Results of Operations for the Year Ended January 31, 2000
         ---------------------------------------------------------

         During the year ended January 31, 2000, the Company engaged in no material business activities other that as described herein.

         During the year the Company had cash receipts of $15,000. The Company did not incur any further remediation expenses on its former Dean Mine property during the year, compared to expenses of $159,000 in the prior year. Accounts payable at January 31, 2000 decreased to zero from $52,000 the preceding year as a result of the resolution and release of one outstanding account payable and a determination by the Company that the remaining amount outstanding ($18,000) represented dormant payables outstanding on the Company's books for more than five years and no longer considered due and owing.

         The Company had a net loss for the year of $787,000 ($0.06 per share) compared to a net loss of $840,000 ($0.06 per share) the prior year. Accrued interest for the year was $847,000, compared to $717,000 the prior period. The Company had a net recovery of reclamation expenses of $58,000 for the year, compared to reclamation expenses of $159,000 for the prior period. The recovery was due to the resolution and write-off of the accounts payable described in the preceding paragraph. Professional fees were $10,000 for the year, compared to $29,000 in the prior period. The lower fees were due to the reduced level of property lease and sale activities.

         Total assets at year end were $84,000, with $6,000 in cash and $78,000 in other assets (balance of reclamation bond posted with NDEP). At year-end the Company had current liabilities of $4,860,000, an increase of $785,000 over the prior year (attributable primarily to increased accrued interest) and long-term debt of $6,945,000. Long-term debt was unchanged from January 31, 1999. Shareholder equity at January 31, 2000, was negative ($11,721,000) compared to negative ($10,934,000) at January 31, 1999.

(b)      Results of Operations for the Year Ended January 31, 1999
         ---------------------------------------------------------

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

(c)      Liquidity and Capital Resources at Year End January 31, 2000
         ------------------------------------------------------------

         The Company had no material liquidity or capital resources at year end, January 31, 2000. At that date, the Company had current assets of $6,000 and current liabilities of $4.86 million. Current liabilities include $4.22 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing (other than through one payment under an option agreement for the sale of certain capital assets) during the twelve-month period ended January 31, 2000. The Company continues to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from Dean Mine Net Cash Flow) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

Item 7.   Financial Statements and Supplementary Data
-----------------------------------------------------

         The Financial Statements (unaudited) and related schedules and notes are set forth beginning at Page F-1 of the report.

Item 8.   Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------


         None. Because of the Company's financial position it has not retained any certified public accountants to audit its financial statements for the year ended January 31, 2000.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant; Compliance with
----------------------------------------------------------------------------
         Section 16(a)
         -------------


         Each of the members of the Board of Directors of the Company was elected by the shareholders on August 12, 1993. The Company has not had an annual meeting of shareholders since that time due to a variety of factors, including extreme financial difficulties and management turnover.

                                    Directors
                                    ---------

           Name          Age               Positions Held            Since
           ----          ---               --------------            -----

Harrison Nesbit II       72        Director                           1989

Fred G. Pollard          81        Director                           1993

C. B. Robertson III      64        Director; Chairman of the Board    1993
                                   effective September 1, 1993

Ralph D. Rooney          74        Director                           1984

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


                               Executive Officers
                               ------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, Section 16(a) of the Exchange Act requires directors and executive officers, and any persons holding more than 10% of the Company's Common Stock, to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). The Company is required to disclose in the Annual Report on Form 10-KSB or in the proxy statement for the annual meeting any failure to file a required report by its due date during the fiscal year ended January 31, 2000. The Company is not aware of any transactions in securities of the Company requiring the filing of any required report during the year ended January 31, 2000.

Item 10.  Executive Compensation
--------------------------------

         Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended January 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer. There were no other executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.

                                                                                                   Long term compensation
                                                                 Annual compensation                        Awards
                                                       ----------------------------------------    --------------------------
                                           Year                                       Other        Restricted
                                           Ended                                      Annual        Stock
                                           Jan. 31     Salary        Bonus         Compensation     Awards         Options(1)
                                           -------     ------        -----         ------------     ------         ----------
     Name and principal position
     ---------------------------
     C.B. Robertson(2)                     2000        $    0           --             --             --             --
       Chairman of the Board               1999        $    0           --             --             --             --
       and acting CEO                      1998        $    0           --             --             --             --

(1) No stock options were granted in the fiscal years ending January 31, 1998, 1999 or 2000.

(2) Mr. Robertson was appointed CEO and Chairman effective September 1, 1993. He has accepted no compensation for this position. See Item 12, Certain Relationships and Related Transactions.

         Option Grants in Last Fiscal Year. No stock options were granted to the Chief Executive Officers (or any other officer) during the fiscal year ended January 31, 2000 under the 1989 Stock Plan (the "Plan").

         Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values. No stock options were awarded to, held by or exercised by the Chief Executive Officer during the fiscal year ended January 31, 2000 under the Plan.

         Compensation Plans. In 1989, the Board of Directors of the Company approved a non-qualified stock option plan ("Plan") which provided for the grant to officers, employees, consultants and independent contractors of the Company of options to purchase shares of Common Stock. All options granted under the Plan have expired without exercise.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, including the effect of its Series A and Series B Preferred Stock, at January 31, 2000 by (i) each person known to be the beneficial owner of, directly or indirectly, or to control or direct, as of January 31, 2000, more than five percent of the outstanding shares of Common Stock, (ii) each director and officer named in the Summary Compensation Table (See "Executive Compensation") and (iii) all officers and directors as a group.

                                                         Amount and Nature
                                                          of  Beneficial
                                                             Ownership
                                                             of Common                Percentage of
         Name and Address             Title of Class         Stock* **                Class Owned*
         ----------------             --------------         ---------                ------------

Richard O. Hunton                       Common Stock           1,177,210  (1)              7.60%
10555 Westpark Drive
Houston, Texas  77042

Harrison Nesbit, II                     Common Stock           1,034,899  (2)              7.14%
P. O. Drawer 5287
Charlottesville, Virginia  22905

Fred G. Pollard                         Common Stock           1,100,000  (3)              7.10%
1021 E. Cary Street
Richmond, Virginia  23219

C. B. Robertson, III                    Common Stock           1,128,605  (4)              7.29%
125 Bank of America Plaza
Richmond, Virginia  23277

Ralph D. Rooney                         Common Stock             484,134                   3.36%
St. George Metals, Inc.
P. O. Box 548
Battle Mountain, Nevada

Neal O. Wade, Jr.                       Common Stock           1,158,536  (5)              7.48%
750 Bering Drive
Suite 606
Houston, Texas  77057

All directors and executive officers    Common Stock           3,747,638                  22.73%
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

(5) Includes 1,000,000 shares which Mr. Wade may acquire upon conversion of 250 shares of Series A Preferred Stock.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         As noted above, C. B. Robertson, III served as Chairman of the Board and Chief Executive Officer without compensation during the year ended January 31, 2000. During 1999, Mr. Robertson advanced $192,000 to the Company for the payment of certain operating expenses. During the fiscal year ended January 31, 2000, the Company repaid $10,000 of shareholder advances to Mr. Robertson.

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K
----------------------------------------------------------------

(a)(1) Financial Statements (see Financial Statements at Page F1)

(a)(2) Financial Schedules

         No Financial Schedules are required.

(a)(3) Exhibits

           Exhibit No.                   Exhibit
           -----------                   -------

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

                                              ST. GEORGE METALS, INC.


Dated:  April 24, 2000                        By:/s/ C. B. Robertson, III
                                                 ------------------------
                                                     C. B. Robertson, III
                                                     Chairman of the Board


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                             Capacity                   Date
              ---------                             --------                   ----
* /s/ C. B. Robertson, III                 Chairman of the Board          April 24, 2000
------------------------------------       and Director (Principal
C. B. Robertson, III                       Executive Officer)

* /s/ Harrison Nesbit, II                  Treasurer (Principal           April 24, 2000
------------------------------------       Financial and
Harrison Nesbit, II                        Accounting Officer)

* /s/ Harrison Nesbit II                   Director                       April 24, 2000
------------------------------------
Harrison Nesbit II

* /s/ Fred G. Pollard                      Director                       April 24, 2000
------------------------------------
Fred G. Pollard

* /s/ Ralph D. Rooney                      Director                       April 24, 2000
------------------------------------
Ralph D. Rooney


* By /s/ C.B. Robertson, III
------------------------------------
C. B. Robertson, III
Attorney-in-Fact

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED
                              FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999

                      (EXPRESSED IN THOUSANDS U.S. DOLLARS)













    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                            ST. GEORGE METALS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                   UNAUDITED
                                                 BALANCE SHEETS
                                           JANUARY 31, 2000 AND 1999

                                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                    2000                  1999
                                                                                    ----                  ----
         ASSETS
CURRENT
     Cash                                                                       $      6             $       6

OTHER - Reclamation deposit                                                           78                    80
                                                                                --------             ---------

     TOTAL                                                                      $     84             $      86
                                                                                --------             ---------

         LIABILITIES
CURRENT
     Accounts payable                                                           $     52             $       -
     Advances from shareholders                                                      552                   562
     Accrued interest payable                                                      4,218                 3,371
     Accrued mineral interests reclamation costs                                      90                    90
                                                                                --------             ---------
                                                                                   4,860                 4,075

LONG TERM-DEBT
     Other                                                                         1,888                 1,888
     Related parties                                                               5,057                 5,057
                                                                                --------             ---------

     TOTAL LIABILITIES                                                            11,805                11,020
                                                                                --------             ---------

         SHAREHOLDERS' DEFICIT
SHARE CAPITAL
     Authorized
         10,000,000 Preferred shares -
              Par value $.01 per share
         30,000,000 Common shares -
              Par value $.01 per share
     Issued and paid in capital
                 1,450   Series A Preferred shares                                 1,450                 1,450
               166,417   Series B Preferred shares                                   499                   499
            14,487,159   Common shares                                             9,285                 9,285
     Deficit accumulated during development stage                                (22,955)              (22,168)
                                                                                ---------              --------
                                                                                 (11,721)              (10,934)
                                                                                ---------              --------
     TOTAL                                                                      $     84              $     86
                                                                                --------             ---------

                                             PREPARED BY MANAGEMENT

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                              ST. GEORGE METALS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                                     UNAUDITED
                                           STATEMENT OF LOSS AND DEFICIT
                                   FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
                                      (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                           CUMULATIVE                       YEARS ENDED
                                                           JANUARY 31,                      JANUARY 31,
                                                              2000                  2000                  1999
                                                              ----                  ----                  ----
REVENUE
     Option fees and other                             $       110           $        15             $           65
                                                       -----------           -----------             --------------

ADMINISTRATIVE COSTS
     Related party administration charges              $       377           $                       $
     Related party fees                                        611
     General and administrative                                755                     6                         8
     Interest                                                4,606                   847                       717
     Reclamation and other costs                               464                   (58)                      159
     Professional fees                                       1,193                    10                        29
     Salaries and benefits                                     892
     Shareholder information                                   239
     Loss on disposal of agreement receivables                  22
     Fees and recoveries                                      (247)                    -                         -
                                                       ------------          -----------             -------------

     TOTAL ADMINISTRATIVE COSTS                              8,912                   805                       913
                                                       -----------           -----------             -------------

LOSS BEFORE WRITE DOWN OF MINERAL
     INTEREST                                                8,802                   790                       848

WRITE DOWN OF MINERAL INTEREST -
     NET OF RECOVERIES                                      14,594                     -                         -
                                                       -----------           -----------             -------------

NET LOSS BEFORE
     INTEREST INCOME                                        23,396                   790                       848

INTEREST INCOME                                                441                     3                         8
                                                       -----------           -----------             -------------

NET LOSS                                               $    22,955                   787                       840
                                                       -----------           -----------             -------------

DEFICIT BEGINNING OF PERIOD                                                       22,168                    21.328
                                                                             -----------             -------------

DEFICIT END OF PERIOD                                                        $    22,955             $      22,168
                                                                             -----------             -------------

BASIC LOSS PER SHARE
     IN U.S. DOLLARS                                                         $       .06             $         .05

WEIGHTED AVERAGE NUMBER OF                                                    14,487,159                14,487,159
                                                                             -----------             -------------
     COMMON SHARES OUTSTANDING




                                               PREPARED BY MANAGEMENT

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                         CUMULATIVE                         YEARS ENDED
                                                         JANUARY 31,                        JANUARY 31,
                                                            2000                    2000                1999
                                                            ----                    ----                ----
FUNDS PROVIDED (USED) BY OPERATING
     ACTIVITIES
     Net recovery (loss) for the period                   $(22,955)             $   (787)            $    (840)

     WRITE DOWN OF MINERAL INTEREST                         15,086                     -                     -

     CHANGES IN OTHER NON-CASH
         WORKING CAPITAL ITEMS                               4,860                   785                   856
                                                          --------              --------             ---------
                                                            (3,009)                   (2)                   16
                                                          --------              --------             ---------

FINANCING ACTIVITIES
     ISSUED AND PAID IN CAPITAL
         Preferred shares                                    1,949
         Common shares                                       9,309
         Share issue costs                                     (24)

     LONG-TERM DEBT                                          6,945                     -                   (54)
                                                          ---------             --------             ----------
                                                            18,179                     -                   (54)
                                                          ---------             --------             ----------

INVESTING ACTIVITIES
     Reclamation deposits                                      (78)                    2                    40
     Mineral interest (recovery)                           (15,086)                    -                     -
                                                          --------              --------             ---------
                                                           (15,164)                    2                    40
                                                          --------              --------             ---------

INCREASE IN CASH                                                 6                     0                     2
CASH BALANCE BEGINNING OF PERIOD                                 -                     6                     4
                                                          --------              --------             ---------
CASH BALANCE END OF PERIOD                                $      6              $      6             $       6
                                                          --------              --------             ---------



                                             PREPARED BY MANAGEMENT

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                      F-4

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2000 AND 1999

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

         As at January 31, 2000 and 1999, the Company's liabilities exceeded total assets by $11,721,000 and $10,934,000, respectively. The Company was notified in 1994 by two holders of term notes that the Company was in default under the terms of these agreements, although the Company does not agree with this contention. See Note 8 to the financial statements. During the year-ended 1997, the Company's leasehold interest in the Dean Mine was terminated by the lessor.

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

4.       OTHER ASSETS
                                              2000                  1999
                                              ----                  ----

         Reclamation deposits               $78,000               $80,000
                                            =======               =======

         Reclamation deposits are comprised of interest-bearing certificates of deposit, which have been pledged as security with the State of Nevada for the performance of the Company's reclamation commitments. The funds will not be available for general working capital purposes until such time as the approved reclamation program has been completed. During the year ended January 31, 2000 and 1999, the State of Nevada authorized the release of $-0- and $40,000, respectively, from the reclamation deposits as reclamation work was performed.

5.       FUNDS PROVIDED (USED BY) OTHER NON-CASH WORKING CAPITAL ITEMS

                                          Cumulative to              Years Ended
                                            January 31,              January 31,
                                               2000            2000                1999
                                               ----            ----                ----

         Accounts payable                   $       --        $(52,032)          $(147,022)
         Accrued interest payable
              - Term notes and advances      4,217,545         846,766             770,365
         Accrued mineral interests
              reclamation costs                 90,000                             (10,000)
         Advances from shareholder             551,910         (10,000)            242,000
                                            ----------        --------            --------

                                            $4,859,455        $784,734            $855,343
                                            ==========        ========            ========

6.       ADVANCES FROM SHAREHOLDERS

         Advances from shareholders bear interest at quoted bank prime rates (year end rate - 8.5%), are unsecured and repayable upon demand. No interest was paid on the shareholder advances during the year. For the year ended January 31, 2000, accrued interest on shareholder advances was $63,641 for the year, and total accrued interest as of January 31, 2000, was $169,038.

7.       LONG-TERM DEBT

                                                                       2000                 1999
                                                                       ----                 ----
         (a)    Operations advances, non-interest bearing
                Third parties                                   $     587,343           $     587,343
                Related parties                                     1,277,000               1,277,000

         (b)    Gold delivery contracts - related parties             781,260                 781,260

         (c)    Term Notes payable, bearing interest at
                quoted bank prime rate plus l %. (Effective rate - 9.5 %.)

                Third parties                                       1,300,000               1,300,000
                Related parties                                     3,000,000               3,000,000
                                                                -------------           -------------

                                                                $   6,945,603           $   6,945,603

         (d)    Operations Advances

                In 1994, the Company authorized up to $2,000,000 of non-interest bearing senior convertible promissory notes which, subject to authorization of additional common shares, are convertible at the option of the holder into 7 common shares for each dollar advanced. No such authorization of additional common shares has been sought or obtained, so the conversion privilege is not effective. The notes are to be repaid in semi-annual installments from future net cash flow from the Company's Dean Mine as calculated at January 31 or July 31 and payable April l and October 1 respectively. No payments were made during the fiscal years ending January 31, 2000 and 1999.

         (e)    Gold Delivery Contracts - Related Parties

                The holders of the gold delivery contracts have subordinated their right to any repayment until such time as the operations advances have been repaid in fill. The contracts are non-interest bearing and are repayable by delivery of 2,694 ounces of gold. At January 31, 2000, the equivalent value of the gold obligation was $781,260, a reduction from the prior year of $-0- to reflect changes in the price of gold. Related party interest charges for the fiscal years ended January 31, 2000 and 1999 include provisions of $(-0-) and $(53,740), respectively, for decrease in the value of the gold obligation during the periods shown.

         (f)    Term Notes Payable and Related Interest

                The holders of the term notes payable have subordinated their right to any repayment of principal or interest until such time as the operations advances have been repaid in full.

                No interest was paid by the Company during the fiscal years ending January 3l, 2000 and 1999. In 1993, the Company made interest payments of $120,290. Interest payable as at January 31, 2000 is summarized as follows:

                                     Third            Related
Year Ended                          Parties           Parties            Total
----------                          -------           -------            -----

January 31, 2000                  $    272,527           510,598        783,125
January 31, 1999                       250,220           468,803        719,023
January 31, 1998                       222,833           416,939        639,772
January 31, 1997                       197,682           369,718        567,400
January 31, 1996                       182,181           340,727        522,908
January 31, 1995                       142,950           267,357        410,307
January 31, 1994                       110,473           206,613        317,086
January 31, 1993                        30,975            57,911         88,886
Total Accrued Interest
     on Term Notes                $  1,409,841     $   2,638,666      4,048,507

Accrued on Shareholder Advances                                         169,038
                                                                  -------------
                                                                     $4,217,545

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

                  Principal payments of unsubordinated other long-term debt over the next five years are: 2001 - $Nil; 2002 - $Nil; 2003 - $Nil; 2004 - $Nil; 2005 - $Nil.

                  The Company has agreed not to incur, create or assume any funded debt ranking ahead of the term notes, declare or pay dividends on its shares, purchase or redeem any of its outstanding share capital or distribute any assets to its shareholders without the prior written consent of the lenders.

8.       INCOME TAXES

         The Company has incurred resource-related expenditures and operating losses which are available to reduce future years taxable income. As at January 31, 2000, tax losses of approximately $22,947,000 were available for carry-forward. The future benefits in respect of these losses have been offset by a valuation allowance arising from the Company's assessment of likelihood of realization. The availability of these losses expires as follows: 2002 - $378,000; 2003 - $1,449,000;
         2004  -  $2,944,000;  2005  -  $537,000;  2006  -  $2,227,000;  2007  -
         $2,532,000;  2008 - $2,858,000;  2009 - $4,358,000;  2010 - $2,441,000;
         2011 - $661,000; 2013 - $893,000; 2014 - $840,000 and 2015 - $787,000.

         No income taxes were paid or payable by the Company during the two fiscal years ending January 31, 2000.

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