Form 10QSB
period 2000-04-30
ST GEORGE METALS INC
filed 2000-08-04
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended April 30, 2000              Commission File Number 0-18616
------------------------------------              ------------------------------


                             ST. GEORGE METALS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified In its charter)


            Nevada                                      88-0227915
           --------                                    ------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)


  125 Bank of America Plaza, 1111 E. Main St., Richmond, Virginia       23219
  ---------------------------------------------------------------      -------
             (Address of principal executive offices)                 (Zip code)

    Registrant's telephone number, including area code:          (804) 644-3434
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


         As of April 30, 2000, the number of shares of Common Stock outstanding was 14,487,159.




NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                          QUARTER ENDED APRIL 30, 2000


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

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       INTERIM CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 30, 2000 AND JANUARY 31, 2000

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                             APRIL 30,            JANUARY 31,
                                                               2000                  2000
                                                            -----------           -----------
                           ASSETS
CURRENT
         Cash                                               $         7           $         6

OTHER - Reclamation Deposit                                          78                    78
                                                            -----------           -----------
                                                            $        85           $        84
                                                            -----------           -----------


                           LIABILITIES
CURRENT
         Advances from shareholder                          $       552           $       552
         Accrued interest payable                                 4,460                 4,218
         Accrued mineral interests reclamation costs                 90                    90
                                                            -----------           -----------
                                                                  5,102                 4,860

LONG TERM-DEBT
         Other                                                    1,888                 1,888
         Related parties                                          5,057                 5,057
                                                            -----------           -----------

         TOTAL LIABILITIES                                       12,047                11,805
                                                            -----------           -----------


                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
                  10,000,000 Preferred shares -
                              Par value $.01 per share
                  30,000,000 Common shares -
                              Par value $.01 per share
         Issued and paid in capital
                      1,450  Series A Preferred shares            1,450                 1,450
                    166,417  Series B Preferred shares              499                   499
                 14,487,159  Common shares                        9,285                 9,285
         Deficit accumulated during development stage           (23,196)              (22,955)
                                                            -----------           -----------

                                                                (11,962)              (11,721)
                                                            -----------           -----------

         TOTAL                                              $        85           $        84
                                                            -----------           -----------


                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                THREE MONTHS
                                                                ENDED APR. 30
                                                           2000            1999
                                                         ---------      --------

ADMINISTRATION COSTS
         General and administrative                      $       -      $      1
         Interest                                              242           173
         Reclamation and other costs                             -             -
         Professional fees                                       -             2
                                                         ---------      --------

         TOTAL ADMINISTRATIVE COSTS                            242           176

INTEREST INCOME                                                  1             1
                                                         ---------      --------

NET LOSS                                                       241           175

DEFICIT BEGINNING OF PERIOD                                 22,955        22,168
                                                         ---------      --------

DEFICIT END OF PERIOD                                       23,196        22,343
                                                         ---------      --------


BASIC LOSS PER SHARE IN U.S. DOLLARS                     $     .01      $    .01
                                                         ---------      --------


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   $14,487,159   $14,487,159
                                                       -----------   -----------



                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                       THREE MONTHS
                                                      ENDED APRIL 30,
                                                2000                  1999
                                            -----------           -----------
FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES

         Net loss                           $      (241)          $      (175)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                    242                   201
                                            -----------           -----------

                           TOTAL                      1                    26
                                            -----------           -----------


FINANCING ACTIVITIES
         Long-term debt                               -                   (27)
                                            -----------           -----------

NET INCREASE (DECREASE) IN CASH                       1                    (1)

CASH BALANCE BEGINNING OF PERIOD                      6                     6
                                            -----------           -----------

CASH BALANCE END OF PERIOD                  $         6           $         5
                                            -----------           -----------



                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENT
                                 APRIL 30, 2000

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 2000, substantially apply to the interim financial statements at April 30, 2000, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending April 30, 2000, with respect to the Company's continued its efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.


                             PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial
---------------------------------


         Revenues. The Company had no revenues during the quarter ended April 30, 2000, nor did it have any revenues during the comparable period in the preceding year.



         Costs and Expenses. During the quarter ended April 30, 2000, the Company had total administrative costs of $242,000 compared to $176,000 in the comparable period in the prior year. The increase in administrative costs was due to increased interest expense. Accrued interest was $242,000 during the period, compared to $173,000 during the quarter ended April 30, 1999.



         Net Loss. The Company had a net loss (after interest income of $1,000 for the quarter ended April 30, of $241,000 (or $.01 per share), compared to $175,000 (or $.01 per share) for the comparable period in the prior year.



Analysis of Financial Condition
-------------------------------

         The Company had no material liquidity or capital resources at quarter ended April 30, 2000. At that date, the Company had current assets of $7,000 and current liabilities of $5.1 million. Current liabilities include $4.46 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing during the three-month period ended April 30, 2000. The Company has substantially completed the process of satisfying its trade creditors and other operational expenses other than through a court supervised process. However, the Company has substantial indebtedness for borrowed monies which it is unable to satisfy. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from net cash flow from the Company's now-terminated Dean Mine operations) or on its Gold Delivery Contracts and $4.1 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

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




                                  St. George Metals. Inc.
                          ------------------------------------------
                                       (Registrant)



June 9, 2000              By:  /s/ C. B. Robertson, III
                             ---------------------------------------
                              C. B. Robertson, III - Chairman and Principal
                                                       Executive Officer



June 9, 2000              /s/ Harrison Nesbit, II
                          ------------------------------------------
                             Harrison Nesbit, II - Treasurer and Chief Financial
                                                     and Accounting Officer