Form 10QSB
period 2000-07-31
ST GEORGE METALS INC
filed 2000-09-11
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended July 31, 2000               Commission File Number 0-18616
-----------------------------------               ------------------------------


                             ST. GEORGE METALS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified In its charter)


            Nevada                                     88-0227915
           --------                                   ------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)


125 Bank of America Plaza, 1111 E. Main St., Richmond, Virginia       23219
---------------------------------------------------------------      -------
             (Address of principal executive offices)               (Zip code)

    Registrant's telephone number, including area code:      (804) 644-3434
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


         As of July 31, 2000, the number of shares of Common Stock outstanding was 14,487,159.




NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                           QUARTER ENDED JULY 31, 2000


                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION


Interim Consolidated Balance Sheets....................................       3


Interim Consolidated Statement of Income and Deficit...................       4


Interim Consolidated Statement of Cash Flows...........................       5


Notes to the Interim Consolidated Financial Statements.................       6


Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................       7




PART II - OTHER INFORMATION


Items 1 - 6............................................................     8-9


Signatures.............................................................      10

                                   ST. GEORGE METALS, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                             INTERIM CONSOLIDATED BALANCE SHEETS
                          AS OF JULY 31, 2000 AND JANUARY 31, 2000

                          (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
                                                           JULY 31,             JANUARY 31,
                                                             2000                  2000
                                                       ------------------------------------
                           ASSETS
CURRENT
         Cash                                             $         7           $         6

OTHER - Reclamation Deposit                                        78                    78
                                                          -----------           -----------

                                                          $        85           $        84
                                                          -----------           -----------


                           LIABILITIES
CURRENT
         Advances from shareholder                                552                   552
         Accrued interest payable                                4718                 4,218
         Accrued mineral interests reclamation costs               90                    90
                                                          -----------           -----------
                                                                5,360                 4,860

LONG TERM-DEBT
         Other                                                  1,888                 1,888
         Related parties                                        5,057                 5,057
                                                          -----------           -----------

         TOTAL LIABILITIES                                     12,305                11,805
                                                          -----------           -----------


                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
                  10,000,000 Preferred shares -
                              Par value $.01 per share
                  30,000,000 Common shares -
                              Par value $.01 per share
         Issued and paid in capital
                      1,450  Series A Preferred shares          1,450                 1,450
                    166,417  Series B Preferred shares            499                   499
                 14,487,159  Common shares                      9,285                 9,285
         Deficit accumulated during development stage         (23,454)              (22,955)
                                                          -----------           -----------

                                                              (12,220)              (11,721)
                                                          -----------           -----------

         TOTAL                                            $        85           $        84
                                                          -----------           -----------


                             PREPARED BY MANAGEMENT


                                                 ST. GEORGE METALS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                    INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                             FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                      THREE MONTHS                       SIX MONTHS
                                                                      ENDED JULY 31                     ENDED JULY 31
                                                                2000               1999             2000           1999
                                                             ------------------------------------------------------------
REVENUE
         Income                                              $        -          $     15         $      -       $    15
                                                             ----------          --------         --------       -------

ADMINISTRATION COSTS
         General and administrative                                   1                 -                1             1
         Interest                                                   258               151              500           324
         Reclamation and other costs                                  -               (18)               -           (18)
         Professional fees                                            -                 -                -             2
                                                             ----------          --------         --------       -------

         TOTAL ADMINISTRATIVE COSTS                                 259               133              501           309
                                                             ----------          --------         --------       -------

NET LOSS BEFORE INTEREST INCOME                                     259               118              501           294

INTEREST INCOME                                                       1                 1                2             2
                                                             ----------          --------         --------       -------

NET LOSS                                                            258               117              499           292

DEFICIT BEGINNING OF PERIOD                                      23,196            22,343           22,955        22,168

DEFICIT END OF PERIOD                                        $   23,454          $ 22,460         $ 23,454       $22,460
                                                             ----------          --------         --------       -------


BASIC LOSS PER SHARE IN U.S. DOLLARS                         $      .02          $    .01         $    .03       $   .02


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         14,487,159        14,487,159       14,487,159    14,487,159

                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                      THREE MONTHS
                                                      ENDED JULY 31,
                                                 2000                 1999
                                             ---------------------------------
FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES

         Net loss                            $     (499)           $      (292)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                     500                   371
                                             -----------           -----------

                           TOTAL                       1                    79
                                             -----------           -----------


FINANCING ACTIVITIES
         Long-term debt                                -                   (81)
                                             -----------           -----------

NET INCREASE (DECREASE) IN CASH                        1                    (2)

CASH BALANCE BEGINNING OF PERIOD                       6                     6
                                             -----------           -----------

CASH BALANCE END OF PERIOD                             7           $         4
                                             -----------           -----------



                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENT
                                  JULY 31, 2000

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 2000, substantially apply to the interim financial statements at July 31, 2000, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending July 31, 2000, with respect to the Company's continued its efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.


                             PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial
---------------------------------


         Revenues. The Company had no revenues during the quarter ended July 31, 2000. It had revenues of $15,000 during the comparable period in the preceding year as a result of the payment of one option fee during that period.



         Costs and Expenses. During the quarter ended July 31, 2000, the Company had total administrative costs of $259,000 compared to $133,000 in the comparable period in the prior year. The increase in administrative costs was primarily due to increased interest costs. Accrued interest was $258,000 during the period, compared to $151,000 during the quarter ended July 31, 1999.

         Interest Income. The Company had interest income during the period of $1,000.



         Net Loss. The Company had a net loss for the quarter ended July 31, of $258,000 (or $.02 per share), compared to $117,000 (or $.01 per share) for the comparable period in the prior year.



Analysis of Financial Condition
-------------------------------

         The Company had no material liquidity or capital resources at quarter ended July 31, 2000. At that date, the Company had current assets of $7,000 and current liabilities of $5.36 million. Current liabilities include $4.7 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing during the three-month period ended July 31, 2000. The Company continues to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from net cash flow from the Company's now-terminated Dean Mine operations) or on its Gold Delivery Contracts and $6.9 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

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

                  SEC Reporting Obligations. Because of the Company's financial condition and its consequent difficulty paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 remains questionable. The financial statements included with its Form 10-KSB for the year ended January 31, 2000, were not audited by an independent certified accountant, because the Company could not afford the cost of an audit. The Company sought and obtained administrative relief from the staff of the Securities and Exchange Commission from the requirement that it obtain an audited financial statement for its Form 10-KSB filing.

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

                  Status of Properties. There was no change in the status of the Company properties during the quarter ending July 31, 2000.


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




                                      St. George Metals. Inc.
                               ------------------------------------------
                                            (Registrant)



September 11, 2000             By:  /s/ C. B. Robertson, III
                               --------------------------------------------
                                   C. B. Robertson, III - Chairman and Principal
                                                            Executive Officer



September 11, 2000             /s/ Harrison Nesbit, II
                               --------------------------------------------
                                  Harrison Nesbit, II - Treasurer and Chief
                                                          Financial and
                                                          Accounting Officer