Form 10KSB
period 2001-01-31
ST GEORGE METALS INC
filed 2001-04-30
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB

(Mark One)
[ X ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2001

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

                       9020 Stony Point Parkway, Suite 145
                            Richmond, Virginia 23235
                    (Address of principal executive offices)

          Securities registered pursuant to Section 12(g) of the Act:
              St. George Metals, Inc. Common Stock, $.01 par value

       Registrant's telephone number, including area code: (804) 272-9020
                         ------------------------------

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         As of March 31, 2001, 14,487,159 shares of the registrant's Common Stock were outstanding. The aggregate market value of the registrant's Common Stock held by non-affiliates was less than $10,000 based on the closing sales price ($0.001 per share) on the last reported trade date.

                                     PART I
Item 1.   Business
------------------


Significant Developments During Year Ended January 31, 2001

         During the year ended January 31, 2001, the Company engaged in no significant business activities.

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

         Because of the Company's financial condition and its consequent difficulty paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 has been and remains doubtful. Accordingly, the Company may not be able to continue filing periodic reports with the Securities and Exchange Commission. As was the case in 1997, 1998, 1999 and 2000, the financial statements included with this Form 10-KSB are not audited because the Company was not able to incur the expense of an audit.

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

         As previously reported, the Company posted a $220,000 cash bond with the Nevada Division of Environmental Protection (NDEP) in fiscal 1996 to cover reclamation costs associated with the Company's former Dean Mine. Following discussions with and review of plans by NDEP, the Company commissioned reclamation work during calendar year 1997. Principal items included closure and sealing of adits (mine openings), road regrading, waste dump reclamation, heap leach pad regrading and related matters. As work was certified by NDEP during the years ended January 31, 1998, 1999 and 2000, NDEP authorized partial releases from the cash bond to pay for work performed. At January 31, 2001, $78,000 remained available under the cash bond. In prior years, in order to permit the Company to pay its independent contractor for reclamation work completed but not funded under its cash bond, a shareholder of the Company advanced funds to the contractor. These advances have been recorded on the Company's books as shareholder advances, which will be repaid as further releases from the cash bond are authorized. At January 31, 2001, shareholder advances totaled $527,000, a decrease of $25,000 from the $552,000 outstanding at January 31, 2000.

Other Matters

         Until 1995, the Company had been engaged in the acquisition, exploration and, if warranted, development of natural resource properties. At the present time, the Company has ceased all active operations, and is in the process of winding up its business. The Company had or has an interest in various properties located primarily in the Battle Mountain and Carlin areas of central Nevada, which properties were acquired in the expectation they could have economic potential for gold and silver mineralization (ore deposits). There can be no assurance any of its remaining properties have a commercially mineable ore body unless and until further exploration and feasibility studies are concluded. For a number of years, the only active operations were those undertaken at the Company's Dean Mine site. This property and other information concerning properties still held by the Company are described in "Item 2 - Properties" below.

         While it was engaged in active exploration and development operations, the Company relied almost exclusively upon independent contractors and consultants to provide equipment, geological, technical and professional and other administrative services. With the cessation of active business operations the Company has terminated all employees and most of its consultant relationships. During the fiscal years ended January 31, 1997, 1998, 1999, 2000 and 2001, the Company had no employees.

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

         As previously reported, during the year ended January 31, 1996, the Company completed posting a cash bond in the amount of $220,000 as required by the Nevada Division of Environmental Protection, to cover reclamation costs on the Dean Mine property. As a result of reclamation efforts undertaken by the Company during fiscal 1998, 1999 and 2000, the balance remaining under the foregoing cash bond at January 31, 2001 was $78,000.

AMAX/Draco Properties

         The Company's principal remaining properties owned at the beginning of the fiscal year, known as AMAX/Draco, are described below. The Company carries these interests on its books at a zero value.

         AMAX/Draco. As described in the Company's Form 10-KSB for the year
         ----------
ended January 31, 1996, the Company acquired a group of claims known as the AMAX/Draco property from Luning Gold, Inc. pursuant to a purchase agreement dated August 8, 1990. These claims are in the Lewis Mining District, Lander County, Nevada, approximately 15 miles southeast of Battle Mountain. The claim block consisted of three separate blocks containing a total of 107 claim blocks. A production payment ($300,000 due from the lesser of 25% of production or $25,000 payable quarterly after the start of production) is still due, but only after the project goes into production.

         As previously reported, the Company granted an option on a portion of this property (44 claim blocks) to Cameco (U.S.) Inc., a U.S. subsidiary of Cameco Corporation, a Canadian corporation. The Agreement provided for an option expiring October 9, 1999, pursuant to which the optionee could purchase the subject property (described as the "BXA" group of unpatented lode claims in Lander County, Nevada). As previously reported, on May 18, 1999, Cameco (U.S.) Inc. gave notice of its termination of the Option Agreement on the BXA group of claims.

         As previously reported, in August 1998, the Company concluded an agreement with Triband Resources U.S. Inc. for the sub-lease of various properties, including 63 claim blocks in the AMAX/Draco property. Upon execution of the agreement with Triband, the Company received an initial cash payment of $15,000; an additional $15,000 was paid on the first anniversary; and $25,000 was paid on the second anniversary and is payable annually thereafter, subject to escalation in certain circumstances. Under the agreement, the Company has retained a 4% net smelting royalty, subject to reduction in the event of the exercise of certain option rights granted to Triband Resources.

         Other Leasehold Interests. The Company also holds under lease a group
         -------------------------
of claims on properties in the Battle Mountain area known as Whiskey Canyon and Red Cap. As previously reported, in August 1998, the Company entered into an agreement with Triband Resources U.S. Inc., as described above. This agreement covered the Company's leasehold interest in the Whiskey Canyon and Red Cap claims, as well as the AMAX/Draco claims described above.

Item 3.   Legal Proceedings
---------------------------

         None.

Item 4.   Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

         None.
                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

         Until March 2000, the Company's common stock was quoted on the over-the-counter bulletin board trading system. Subsequent to March 2000, the Company's common stock has been quoted in The Pink Sheets, which is a privately-owned, centralized quotation service that collects and publishes market maker quotes for OTC securities in real time.

         The reported high and low bid prices for the Company's common stock on the bulletin board over-the-counter trading system operated by the NASD (Symbol:
SGGM) for the fiscal year ended January 31, 2000, and for the first quarter of fiscal 2001, and the high and low quotations as reported thereafter by The Pink Sheets, were as follows:*

                                      Fiscal Year ended January 31,
                                     2000                        2001
                           -----------------------      ----------------------
                           High Bid        Low Bid      High Bid       Low Bid

     First Quarter        $   0.001       $ 0.0001        0.001           N/A
     Second Quarter           0.001         0.0001        0.010           N/A
     Third Quarter           0.0001         0.0001        0.010           N/A
     Fourth Quarter          0.0001         0.0001        0.010           N/A
---------------
* The trading information listed in this table may not be representative because trades of Company Common Stock are sporadic and no trades were reported during some months in the periods shown.

         The over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of March 31, 2001, there were approximately 720 shareholders of record, holding an aggregate of 14,487,159 shares of Common Stock outstanding.

         The Company paid no cash dividends in either of the two most recent fiscal years.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------


(a)      Results of Operations for the Year Ended January 31, 2001
         ---------------------------------------------------------

         During the year ended January 31, 2001, the Company engaged in no material business activities other than as described herein.

         During the year the Company had revenue of $25,000 from an option payment under the Company's lease agreement with Triband Resources as described in item 2 above. Interest income for the year was $5,000, compared to $3,000 in the prior year.

         The Company had a net loss for the year of $959,000 ($0.07 per share) compared to a net loss of $787,000 ($0.06 per share) the prior year. Accrued interest for the year was $981,000, compared to $847,000 in the prior period. Professional fees were $1,000 for the year, compared to $10,000 in the prior year.

         Total assets at year-end were $81,000, with $3,000 in cash and $78,000 in other assets (balance of reclamation bond posted with NDEP). At year-end the Company had current liabilities of $5.9 million, an increase of $1,000,010 over the prior year (attributable primarily to increased accrued interest) and long-term debt of $6.9 million. Shareholders equity at January 31, 2001, was negative $(12,680,000) compared to negative ($11,721,000) at January 31, 2000.

(b)      Results of Operations for the Year Ended January 31, 2000
         ---------------------------------------------------------

         During the year ended January 31, 2000, the Company engaged in no material business activities other than as described herein.

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

(c)      Liquidity and Capital Resources at Year End January 31, 2001
         ------------------------------------------------------------

         The Company had no material liquidity or capital resources at year end, January 31, 2001. At that date, the Company had current assets of $3,000 and current liabilities of $5.9 million. Current liabilities include $5.3 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing (other than through one payment under an option agreement for the sale of certain capital assets) during the twelve-month period ended January 31, 2001. The Company continues to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from Dean Mine Net Cash Flow) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

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

Item 8.   Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------


         None. Because of the Company's financial position it has not retained any certified public accountants to audit its financial statements for the year ended January 31, 2001.


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

                                    Directors

           Name           Age           Positions Held             Since
           ----           ---           --------------             -----

Harrison Nesbit II        73    Director                           1989

Fred G. Pollard           82    Director                           1993

C. B. Robertson III       65    Director; Chairman of the Board    1993
                                effective September 1, 1993
---------------

         Harrison Nesbit, II has served since 1961 as Chairman of Godine, Nesbit, McCabe, an insurance firm located in Charlottesville, Virginia.

         Fred G. Pollard has been an attorney since 1942. He is presently Of Counsel to the law firm of Williams, Mullen, Clarke & Dobbins in Richmond, Virginia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, Section 16(a) of the Exchange Act requires directors and executive officers, and any persons holding more than 10% of the Company's Common Stock, to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). The Company is required to disclose in the Annual Report on Form 10-KSB or in the proxy statement for the annual meeting any failure to file a required report by its due date during the fiscal year ended January 31, 2001. The Company is not aware of any transactions in securities of the Company requiring the filing of any required report during the year ended January 31, 2001.

Item 10.  Executive Compensation
--------------------------------

         Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended January 31, 2001, 2000 and 1999 to the Company's Chief Executive Officer. There were no other executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.

                                                                       Long term compensation
                                             Annual compensation               Awards
                                        -----------------------------  ----------------------

                               Year                          Other     Restricted
                              Ended                          Annual      Stock
                              Jan. 31   Salary   Bonus    Compensation   Awards    Options(1)
                              -------   ------   -----    ------------   ------    ----------

Name and principal position
C.B. Robertson(2)             2001      $    0    --           --          --          --
  Chairman of the Board       2000      $    0    --           --          --          --
  and acting CEO              1999      $    0    --           --          --          --

(1) No stock options were granted in the fiscal years ending January 31, 1999, 2000 or 2001.

(2) Mr. Robertson was appointed CEO and Chairman effective September 1, 1993. He has accepted no compensation for this position. See Item 12, Certain Relationships and Related Transactions.

         Option Grants in Last Fiscal Year. No stock options were granted to the Chief Executive Officers (or any other officer) during the fiscal year ended January 31, 2001 under the 1989 Stock Plan (the "Plan").

         Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values. No stock options were awarded to, held by or exercised by the Chief Executive Officer during the fiscal year ended January 31, 2001 under the Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, including the effect of its Series A and Series B Preferred Stock, at January 31, 2001 by (i) each person believed to be the beneficial owner of, directly or indirectly, or to control or direct, as of January 31, 2001, more than five percent of the outstanding shares of Common Stock, (ii) each director and officer named in the Summary Compensation Table (See "Executive Compensation") and (iii) all officers and directors as a group.

                                                                 Amount and Nature
                                                                  of  Beneficial
                                                                     Ownership
                                                                     of Common                Percentage of
         Name and Address             Title of Class                 Stock* **                Class Owned*
         ----------------             --------------                 ---------                ------------

Richard O. Hunton                       Common Stock                   1,177,210  (1)              7.60%
10555 Westpark Drive
Houston, Texas  77042

Harrison Nesbit, II                     Common Stock                   1,034,899  (2)              7.14%
P. O. Drawer 5287
Charlottesville, Virginia  22905

Fred G. Pollard                         Common Stock                   1,100,000  (3)              7.10%
1021 East Cary Street
Richmond, Virginia  23219

C. B. Robertson, III                    Common Stock                   1,128,605  (4)              7.29%
9020 Stony Point Pkwy., Suite 145
Richmond, Virginia  23235

Ralph D. Rooney                         Common Stock                     484,134                   3.36%
St. George Metals, Inc.
P. O. Box 548
Battle Mountain, Nevada

Neal O. Wade, Jr.                       Common Stock                   1,158,536  (5)              7.48%
750 Bering Drive
Suite 606
Houston, Texas  77057

All directors and executive officers    Common Stock                   3,747,638                  22.73%
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

** These calculations do not include shares convertible into Company Common Stock by persons holding Operations Advances. Pursuant to those Operations Advances, holders may convert each $1.00 in Operations Advances into seven shares of Company Common Stock. However, such conversion rights are not practically effective pursuant to the terms of those Operations Advances unless and until the Company's articles of incorporation are amended to increase the number of authorized shares of Company Common Stock to a number sufficient to permit conversion of those Operations Advances. No such shareholder approval had been sought or obtained as of the date of this report. Holders of more than five percent of the Company's outstanding Common Stock, and directors and officers named in the Executive Compensation Table above hold Operations Advances as follows: Mr. Hunton: $100,000; Mr. Nesbit:
          $42,000; Mr. Pollard: $625,000; and Mr. Robertson: $575,000.

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

(5) Includes 1,000,000 shares which Mr. Wade may acquire upon conversion of 250 shares of Series A Preferred Stock.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         As noted above, C. B. Robertson, III served as Chairman of the Board and Chief Executive Officer without compensation during the year ended January 31, 2001. During the fiscal year ended January 31, 2001, the Company repaid $25,000 of shareholder advances to Mr. Robertson, reducing the balance owed to $527,000. At the present time the Company's executive office in Richmond, Virginia, is maintained in the office of Mr. Robertson. The Company does not reimburse Mr. Robertson any portion of his lease expense but has reimbursed him from time to time for certain telephone and other operating expenses incurred in connection with the Company's business.

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

               10.25(2) Subscription Agreement for Private Placement of Series A Preferred Stock.

               10.26(3) Certificate of Designation, Preferences, Rights and Limitations of Series A Preferred Stock, $.01 par value, of St. George Metals, Inc.

               10.27(3) Loan Agreement between St. George Metals, Inc. and borrowers (plus exhibits).

               10.30(4) Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock.

               10.31(5) Subscription Agreement for Private Placement of Series B Preferred Stock.

               10.33(6)       Form of Operations Advance.

               10.34(6)       Form of Gold Delivery Contract.

               10.37(7) Finding of Alleged Violation and Order dated November 5, 1996 by the Nevada Division of Environmental Protection

               10.39(8) Mineral Lease and Option Agreement, effective July 8, 1998, between the Company and Triband Resource (U.S.) Inc.

               24             Powers of Attorney, filed herewith.

------------
(1) Filed as an exhibit to the Company's Registration Statement on Form 10, dated May 25, 1990, as amended and incorporated herein by reference to such filing.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended October 31, 1992, as amended and incorporated herein by reference to such filing.
(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended July 31, 1992, as amended and incorporated herein by reference to such filing.
(4) Filed as an exhibit to the Company's current report on Form 8-K, dated June 15, 1992.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended July 31, 1994, as amended and incorporated herein by reference to such filing.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended January 31, 1995, as amended and incorporated herein by reference to such filing.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, for fiscal year ended January 31, 1997 and incorporated herein by reference to such filing.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1998, and incorporated herein by reference to such filing.

(b)      Reports on Form 8-K
         -------------------
         None

(c)      Exhibits
         --------
         (See Item (a)(3) above).

(d)      Additional Financial Statements
         -------------------------------
         (See Items (a)(1) and (a)(2) above).

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ST. GEORGE METALS, INC.


Dated:  April 27, 2001             By:/s/ C. B. Robertson, III
                                      ------------------------------------
                                          C. B. Robertson, III
                                          Chairman of the Board


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                             Capacity                    Date
              ---------                             --------                    ----
/s/ C. B. Robertson, III                   Chairman of the Board           April 27, 2001
------------------------------------       and Director (Principal
C. B. Robertson, III                       Executive Officer)

* /s/ Harrison Nesbit, II                  Treasurer (Principal            April 27, 2001
------------------------------------       Financial and
Harrison Nesbit, II                        Accounting Officer)

* /s/ Harrison Nesbit II                   Director                        April 27, 2001
------------------------------------
Harrison Nesbit II

                                           Director
------------------------------------
Fred G. Pollard


* By /s/ C.B. Robertson, III
------------------------------------
C. B. Robertson, III
Attorney-in-Fact

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    UNAUDITED
                              FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000

                      (EXPRESSED IN THOUSANDS U.S. DOLLARS)







    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                  ST. GEORGE METALS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED
                                       BALANCE SHEETS
                                 JANUARY 31, 2001 AND 2000

                          (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
                                                             2001                  2000
                                                           --------             ---------
         ASSETS
CURRENT
     Cash                                                  $      3             $       6

OTHER - Reclamation deposit                                      78                    78
                                                           --------             ---------

     TOTAL                                                 $     81             $      84
                                                           --------             ---------

         LIABILITIES
CURRENT
     Advances from shareholders                                 527                   552
     Accrued interest payable                                 5,253                 4,218
     Accrued mineral interests reclamation costs                 90                    90
                                                           --------             ---------
                                                              5,870                 4,860

LONG TERM-DEBT
     Other                                                    1,888                 1,888
     Related parties                                          5,003                 5,057
                                                           --------             ---------

     TOTAL LIABILITIES                                       12,761                11,805
                                                           --------             ---------

         SHAREHOLDERS' DEFICIT
SHARE CAPITAL
     Authorized
         10,000,000 Preferred shares -
              Par value $.01 per share
         30,000,000 Common shares -
              Par value $.01 per share
     Issued and paid in capital
                 1,450   Series A Preferred shares            1,450                 1,450
               166,417   Series B Preferred shares              499                   499
            14,487,159   Common shares                        9,285                 9,285
     Deficit accumulated during development stage           (23,914)              (22,955)
                                                           --------             ---------
                                                            (12,680)              (11,721)
                                                           --------             ---------
     TOTAL                                                 $     81             $      84
                                                           --------             ---------

                             PREPARED BY MANAGEMENT

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                             ST. GEORGE METALS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)

                                                    UNAUDITED
                                          STATEMENT OF LOSS AND DEFICIT
                                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000
                                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                        CUMULATIVE                      YEARS ENDED
                                                        JANUARY 31,                     JANUARY 31,
                                                           2001                  2001                  2000
                                                       -----------           -----------             ----------
REVENUE
     Option fees and other                             $       135           $        25             $       15
                                                       -----------           -----------             ----------

ADMINISTRATIVE COSTS
     Related party administration charges              $       377           $                       $
     Related party fees                                        611
     General and administrative                                762                     7                      6
     Interest                                                5,587                   981                    847
     Reclamation and other costs                               464                                          (58)
     Professional fees                                       1,194                     1                     10
     Salaries and benefits                                     892
     Shareholder information                                   239
     Loss on disposal of agreement receivables                  22
     Fees and recoveries                                      (247)                    -                      -
                                                       ------------          -----------             ----------

     TOTAL ADMINISTRATIVE COSTS                              9,901                   989                    805
                                                       -----------           -----------             ----------

LOSS BEFORE WRITE DOWN OF MINERAL
     INTEREST                                                9,766                   964                    790

WRITE DOWN OF MINERAL INTEREST -
     NET OF RECOVERIES                                      14,594                     -                      -
                                                       -----------           -----------             ----------

NET LOSS BEFORE
     INTEREST INCOME                                        24,360                   964                    790

INTEREST INCOME                                                446                     5                      3
                                                       -----------           -----------             ----------

NET LOSS                                               $    23,914                   959                    787
                                                       -----------

DEFICIT BEGINNING OF PERIOD                                                       22,955                 22,168
                                                                             -----------             ----------

DEFICIT END OF PERIOD                                                        $    23,914             $   22,955
                                                                             -----------             ----------

BASIC LOSS PER SHARE
     IN U.S. DOLLARS                                                         $       .07             $      .06

WEIGHTED AVERAGE NUMBER OF                                                    14,487,159             14,487,159
                                                                             -----------             ----------
     COMMON SHARES OUTSTANDING

                                             PREPARED BY MANAGEMENT

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                            ST. GEORGE METALS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                   UNAUDITED
                                            STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

                                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                         CUMULATIVE                      YEARS ENDED
                                                         JANUARY 31,                     JANUARY 31,
                                                            2001                  2001                  2000
                                                          ---------             --------             ---------
FUNDS PROVIDED (USED) BY OPERATING
     ACTIVITIES
     Net recovery (loss) for the period                   $ (23,914)            $   (959)            $    (787)

     WRITE DOWN OF MINERAL INTEREST                          15,086                    -                     -

     CHANGES IN OTHER NON-CASH
         WORKING CAPITAL ITEMS                                5,870                1,010                   785
                                                          ---------             --------             ---------
                                                             (2,958)                 (51)                   (2)
                                                          ---------             --------             ---------

FINANCING ACTIVITIES
     ISSUED AND PAID IN CAPITAL
         Preferred shares                                     1,949
         Common shares                                        9,309
         Share issue costs                                      (24)

     LONG-TERM DEBT                                           6,891                  (54)                    -
                                                          ---------             ---------            ---------
                                                             18,125                  (54)                    -
                                                          ---------             --------             ---------

INVESTING ACTIVITIES
     Reclamation deposits                                       (78)                   -                     2
     Mineral interest (recovery)                            (15,086)                   -                     -
                                                          ---------             --------             ---------
                                                            (15,164)                                         2
                                                          ---------             --------             ---------

INCREASE IN CASH                                                  3                   (3)                    0
CASH BALANCE BEGINNING OF PERIOD                                  -                    6                     6
                                                          ---------             --------             ---------
CASH BALANCE END OF PERIOD                                $       3             $      3             $       6
                                                          ---------             --------             ---------

                                             PREPARED BY MANAGEMENT

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

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

         As at January 31, 2001 and 2000, the Company's liabilities exceeded total assets by $12,680,000 and $11,721,000, respectively. The Company was notified in 1994 by two holders of term notes that the Company was in default under the terms of these agreements, although the Company does not agree with this contention. See Note 8 to the financial statements. During the year-ended 1997, the Company's leasehold interest in the Dean Mine was terminated by the lessor.

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

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


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

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


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

4.       OTHER ASSETS
                                            2001                  2000
                                            ----                  ----

         Reclamation deposits              $78,000               $78,000
                                           =======               =======

         Reclamation deposits are comprised of interest-bearing certificates of deposit, which have been pledged as security with the State of Nevada for the performance of the Company's reclamation commitments. The funds will not be available for general working capital purposes until such time as the approved reclamation program has been completed. During the

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


         year ended January 31, 2001 and 2000, the State of Nevada authorized the release of $-0- and $-0-, respectively, from the reclamation deposits as reclamation work was performed.

5.       FUNDS PROVIDED (USED BY) OTHER NON-CASH WORKING CAPITAL ITEMS

                                              Cumulative to                Years Ended
                                                January 31,                 January 31,
                                                   2001               2001                2000
                                                   ----               ----                ----

         Accounts payable                    $         -0-        $        -0-      $     (52,032)
         Accrued interest payable
              - Term notes and advances          5,252,941           1,035,396            846,766
         Accrued mineral interests
              reclamation costs                     90,000
         Advances from shareholder                 527,000             (25,000)          (10,000)
                                             -------------        -------------         ---------

                                             $   5,869,941        $  1,010,396           $784,734
                                             =============        ============           ========

6.       ADVANCES FROM SHAREHOLDERS

         Advances from shareholders bear interest at quoted bank prime rates (year end rate - 8.5%), are unsecured and repayable upon demand. No interest was paid on the shareholder advances during the year. For the year ended January 31, 2001, accrued interest on shareholder advances was $76,360 for the year, and total accrued interest as of January 31, 2001, was $245,398.

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


7.       LONG-TERM DEBT

                                                                      2001                 2000
                                                                      ----                 ----
         (a)    Operations advances, non-interest bearing
                Third parties                                  $     587,343           $     587,343
                Related parties                                    1,277,000               1,277,000

         (b)    Gold delivery contracts - related parties            727,380                 781,260

         (c)    Term Notes payable, bearing interest at
                quoted bank prime rate plus l %. (Effective rate - 10 %.)

                Third parties                                      1,300,000               1,300,000
                Related parties                                    3,000,000               3,000,000
                                                               -------------           -------------

                                                               $   6,891,723           $6,945,603

         (d)    Operations Advances

                In 1994, the Company authorized up to $2,000,000 of non-interest bearing senior convertible promissory notes which, subject to authorization of additional common shares, are convertible at the option of the holder into 7 common shares for each dollar advanced. No such authorization of additional common shares has been sought or obtained, so the conversion privilege is not effective. The notes are to be repaid in semi-annual installments from future net cash flow from the Company's Dean Mine as calculated at January 31 or July 31 and payable April l and October 1 respectively. No payments were made during the fiscal years ending January 31, 2001 and 2000.

         (e)    Gold Delivery Contracts - Related Parties

                The holders of the gold delivery contracts have subordinated their right to any repayment until such time as the operations advances have been repaid in fill. The contracts are non-interest bearing and are repayable by delivery of 2,694 ounces of gold. At January 31, 2001, the equivalent value of the gold obligation was $727,380, a reduction from the prior year of

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


                $53,880 to reflect changes in the price of gold. Related party interest charges for the fiscal years ended January 31, 2001 and 2000 include provisions of $53,880 and $(-0-), respectively, for decrease in the value of the gold obligation during the periods shown.

         (f)    Term Notes Payable and Related Interest

                The holders of the term notes payable have subordinated their right to any repayment of principal or interest until such time as the operations advances have been repaid in full.

                No interest was paid by the Company during the fiscal years ending January 3l, 2001 and 2000. In 1993, the Company made interest payments of $120,290. Interest payable as at January 31, 2001 is summarized as follows:

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                        Third                Related
Year Ended                             Parties               Parties                Total
----------                             -------               -------                -----

January 31, 2001                         $297,301              $661,735           $959,036
January 31, 2000                          272,527               510,598            783,125
January 31, 1999                          250,220               468,803            719,023
January 31, 1998                          222,833               416,939            639,772
January 31, 1997                          197,682               369,718            567,400
January 31, 1996                          182,181               340,727            522,908
January 31, 1995                          142,950               267,357            410,307
January 31, 1994                          110,473               206,613            317,086
January 31, 1993                           30,975                57,911             88,886
Total Accrued Interest
                                     ------------         -------------      -------------
     on Term Notes                   $  1,707,142         $   3,300,401      $   5,007,543

Accrued on Shareholder Advances                                                    245,398
                                                                             -------------
                                                                             $   5,252,941

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

                  Principal payments of unsubordinated other long-term debt over the next five years are: 2002 - $Nil; 2003 - $Nil; 2004 - $Nil; 2005 - $Nil; 2006 - $Nil.

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

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


8.       INCOME TAXES

         The Company has incurred resource-related expenditures and operating losses which are available to reduce future years taxable income. As at January 31, 2001, tax losses of approximately $23,864,000 were available for carry-forward. The future benefits in respect of these losses have been offset by a valuation allowance arising from the Company's assessment of likelihood of realization. The availability of these losses expires as follows: 2002 - $378,000; 2003 - $1,449,000;
         2004 - $2,944,000; 2005 - $537,000; 2006 - $2,227,000; 2007 -
         $2,532,000; 2008 - $2,858,000; 2009 - $4,358,000; 2010 - $2,441,000;
         2011 - $661,000; 2013 - $893,000; 2014 - $840,000; 2015 - $787,000; and
         $959,000 - 2016.

         No income taxes were paid or payable by the Company during the two fiscal years ending January 31, 2001.

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

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


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

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


         (b)      Issued Capital
                                                                   Price
                                                                 Per Share           Shares        Consideration
                                                                 ---------           ------        -------------
                  Preferred Shares - Series A
                      1992-cash                               $     1,000               1,450       $  1,450,000

                  Preferred Shares - Series B
                      1994-cash                                         3             228,917       $    686,751
                      1996 - conversion to common                                     (62,500)          (187,500)
                                                                                      166,417            499,251
                  Common Shares
                      1987-cash                               $         1                 500                500
                      1988 - cash contributed to
                         capital by parent                                                  -            564,397
                                                                                          500            564,897
                      1990 - cash contributed to capital
                         by parent                                                          -          3,067,711
                      - cash via convertible
                         promissory notes                          20,000                  98          1,960,000
                      - cash and subscriptions on
                         private placement                         20,000                 180          3,600,000
                      - share issue costs other                   (78,071)
                      related parties                                   -                   -            (24,242)


                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2001 AND 2000

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

         (c)      Conversion of Operating Advances

                  Dilution assumes conversion privilege for operating advances which is conditional upon shareholder approval of additional authorized shares of common stock. No such shareholder approval has yet been requested or obtained.

11.      SEGMENTED INFORMATION

         All of the Company's property interests are in the United States.