Form 10-Q
period 2001-04-30
ST GEORGE METALS INC
filed 2001-06-12
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended April 30, 2001              Commission File Number 0-18616
------------------------------------              ------------------------------


                             ST. GEORGE METALS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified In its charter)


            Nevada                                       88-0227915
           --------                                     ------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)


9020 Stony Point Parkway, Suite 145, Richmond, Virginia           23235
-------------------------------------------------------          -------
       (Address of principal executive offices)                 (Zip code)

    Registrant's telephone number, including area code:     (804) 272-9020
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


         As of April 30, 2001, the number of shares of Common Stock outstanding was 14,487,159.




NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                          QUARTER ENDED APRIL 30, 2001


                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION
------------------------------


Interim Consolidated Balance Sheets...................................         3


Interim Consolidated Statement of Income and Deficit..................         4


Interim Consolidated Statement of Cash Flows..........................         5


Notes to the Interim Consolidated Financial Statements................         6


Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................         7




PART II - OTHER INFORMATION
---------------------------


Items 1 - 6...........................................................       8-9


Signatures............................................................        10


                                     ST. GEORGE METALS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                               INTERIM CONSOLIDATED BALANCE SHEETS
                            AS OF APRIL 30, 2001 AND JANUARY 31, 2001
                                           (Unaudited)
                             (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
                                                             APRIL 30,            JANUARY 31,
                                                               2001                  2001
                                                        ----------------------------------------
                           ASSETS
CURRENT
         Cash                                               $         3           $         3

OTHER - Reclamation Deposit                                          78                    78
                                                            -----------           -----------
                                                            $        81           $        81
                                                            -----------           -----------


                           LIABILITIES
CURRENT
         Advances from shareholder                          $       527           $       527
         Accrued interest payable                                 5,506                 5,253
         Accrued mineral interests reclamation costs                 90                    90
                                                            -----------           -----------
                                                                  6,123                 5,870

LONG TERM-DEBT
         Other                                                    1,888                 1,888
         Related parties                                          5,003                 5,003
                                                            -----------           -----------

         TOTAL LIABILITIES                                       13,014                12,761
                                                            -----------           -----------


                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
                  10,000,000 Preferred shares -
                              Par value $.01 per share
                  30,000,000 Common shares -
                              Par value $.01 per share
         Issued and paid in capital
                      1,450  Series A Preferred shares            1,450                 1,450
                    166,417  Series B Preferred shares              499                   499
                 14,487,159  Common shares                        9,285                 9,285
         Deficit accumulated during development stage           (24,167)              (23,914)
                                                            -----------           -----------

                                                                (12,933)              (12,680)
                                                            -----------           -----------

         TOTAL                                              $        81           $        81
                                                            -----------           -----------

                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                             THREE MONTHS
                                                            ENDED APRIL 30,
                                                           2001          2000
                                                        ---------      --------

ADMINISTRATION COSTS
         General and administrative                     $       1      $      -
         Interest                                             253           242
                                                        ---------      --------

         TOTAL ADMINISTRATIVE COSTS                           254           242

INTEREST INCOME                                                 1             1
                                                        ---------      --------

NET LOSS                                                      253           241

DEFICIT BEGINNING OF PERIOD                                23,914        22,955
                                                        ---------      --------

DEFICIT END OF PERIOD                                      24,167        23,196
                                                        ---------      --------


BASIC LOSS PER SHARE IN U.S. DOLLARS                    $     .02      $    .01
                                                        ---------      --------


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   14,487,159    14,487,159



                             PREPARED BY MANAGEMENT


                                   ST. GEORGE METALS, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                         INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                         (Unaudited)
                           (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
                                                                    THREE MONTHS
                                                                   ENDED APRIL 30,
                                                                   ---------------
                                                              2001                  2000
                                                              ----                  ----
FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES

         Net loss                                         $      (253)          $      (241)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                                  253                   242
                                                          -----------           -----------

                           TOTAL                                    -                     1
                                                          -----------           -----------


NET INCREASE (DECREASE) IN CASH                                     -                     1


CASH BALANCE BEGINNING OF PERIOD                                    3                     6
                                                          -----------           -----------

CASH BALANCE END OF PERIOD                                $         3           $         7
                                                          -----------           -----------


                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENT
                                 APRIL 30, 2001
                                   (Unaudited)
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 2001, substantially apply to the interim financial statements at April 30, 2001, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending April 30, 2001, with respect to the Company's continued its efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.


                            PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial
---------------------------------


         Revenues. The Company had no revenues (other than interest income) during the quarter ended April 30, 2001, nor did it have any revenues during the comparable period in the preceding year.



         Costs and Expenses. During the quarter ended April 30, 2001, the Company had total administrative costs of $253,000 compared to $242,000 in the comparable period in the prior year. The increase in administrative costs was due to increased interest expense. Accrued interest was $253,000 during the period, compared to $242,000 during the quarter ended April 30, 2000.



         Interest Income. The Company had $1,000 interest income during the period, the same as during the comparable period in the preceding year.



         Net Loss. The Company had a net loss (after interest income of $1,000 for the quarter ended April 30, of $253,000 (or $.02 per share), compared to $241,000 (or $.01 per share) for the comparable period in the prior year.



Analysis of Financial Condition
-------------------------------

         The Company had no material liquidity or capital resources at quarter ended April 30, 2001. At that date, the Company had current assets of $3,000 and current liabilities of $6.1 million. Current liabilities include $5.5 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing during the three-month period ended April 30, 2001. The Company has substantially completed the process of satisfying its trade creditors and other operational expenses other than through a court supervised process. However, the Company has substantial indebtedness for borrowed monies which it is unable to satisfy. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from net cash flow from the Company's now-terminated Dean Mine operations) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.    Legal proceedings.

           None


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

                  None


Item 5.    Other information.

                  General.   The  Company's   financial   resources   have  been
                  -------
                  substantially exhausted and management does not know of any significant additional financing available to the Company. The Company has no continuing on-going business operations at this time. The Company has been seeking, since early 1995, to satisfy its trade debt other than through a court supervised process, which would entail significant administrative expenses. The Company has been able to satisfy a substantial portion of its trade debt, but in light of its financial position, it is unlikely any payments will be made on its other indebtedness, which has been voluntary subordinated to the Company's trade creditors.

                  SEC Reporting Obligations.  Because of the Company's financial
                  -------------------------
                  condition and its consequent difficulty paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 remains questionable. The financial statements included with its Form 10-KSB for the year ended January 31, 2001, were not audited by an independent certified accountant, because the Company could not afford the cost of an audit.

                  Inability to Pay  Indebtedness.  Management does not presently
                  ------------------------------
                  anticipate that any of its outstanding obligations under its Operations Advances, Gold Delivery Contracts and term debt, a substantial portion of which outstanding obligations are held by members of the Company's board of directors, can be satisfied. Accordingly, management does not believe, as a practical matter, that there is any remaining value to be ascribed to the Company's outstanding preferred stock or common stock.

Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits:  None
                  --------

         (b)      Reports on Form 8-K:  None
                  -------------------

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             St. George Metals. Inc.
                          -----------------------------------------------------
                                                  (Registrant)



June 7, 2001              By:  /s/ C. B. Robertson, III
                             ---------------------------------------------------
                              C. B. Robertson, III - Chairman and Principal
                                                       Executive Officer



June 7, 2001              /s/ Harrison Nesbit, II
                          ------------------------------------------------------
                             Harrison Nesbit, II - Treasurer and Chief Financial
                                                     and Accounting Officer