Form 10QSB
period 2001-07-31
ST GEORGE METALS INC
filed 2001-09-11
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended July 31, 2001               Commission File Number 0-18616
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


         As of July 31, 2001, the number of shares of Common Stock outstanding was 14,487,159.




NOTE: The information presented in this Form 10-QSB is unaudited, but in the opinion of management reflects all adjustments (which include only normal recurring adjustments) necessary to fairly present such information.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                           QUARTER ENDED JULY 31, 2001


                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION


Interim Consolidated Balance Sheets.......................................     3


Interim Consolidated Statement of Income and Deficit......................     4


Interim Consolidated Statement of Cash Flows..............................     5


Notes to the Interim Consolidated Financial Statements....................     6


Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................     7




PART II - OTHER INFORMATION


Items 1 - 6...............................................................   8-9


Signatures................................................................    10

                                               ST. GEORGE METALS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                         INTERIM CONSOLIDATED BALANCE SHEETS
                                      AS OF JULY 31, 2001 AND JANUARY 31, 2001

                                      (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                   JULY 31,             JANUARY 31,
                                                                                     2001                  2001
                                                                                  -----------           -----------
                           ASSETS
CURRENT
         Cash                                                                     $         2           $         3

OTHER - Reclamation Deposit                                                                78                    78
                                                                                  -----------           -----------

                                                                                  $        80           $        81
                                                                                   ----------            ----------


                           LIABILITIES
CURRENT
         Advances from shareholder                                                        529                   527
         Accrued interest payable                                                       5,765                 5,253
         Accrued mineral interests reclamation costs                                       90                    90
                                                                                  -----------           -----------
                                                                                        6,384                 5,870

LONG TERM-DEBT
         Other                                                                          1,888                 1,888
         Related parties                                                                5,003                 5,003
                                                                                  -----------           -----------

         TOTAL LIABILITIES                                                             13,275                12,761
                                                                                  -----------           -----------


                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
                  10,000,000 Preferred shares -
                              Par value $.01 per share
                  30,000,000 Common shares -
                              Par value $.01 per share
         Issued and paid in capital
                      1,450  Series A Preferred shares                                  1,450                 1,450
                    166,417  Series B Preferred shares                                    499                   499
                 14,487,159  Common shares                                              9,285                 9,285
         Deficit accumulated during development stage                                 (24,429)              (23,914)
                                                                                  -----------           -----------

                                                                                      (13,195)              (12,680)
                                                                                  -----------           -----------

         TOTAL                                                                    $        80           $        81
                                                                                  -----------           -----------


                                               PREPARED BY MANAGEMENT

                                                 ST. GEORGE METALS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                    INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                             FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2001 AND 2000

                                         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                    THREE MONTHS                       SIX MONTHS
                                                                    ENDED JULY 31                     ENDED JULY 31
                                                                2001              2000              2001          2000
                                                            -----------         ---------        ---------      --------
REVENUE
         Income                                             $         -         $       -        $       -      $      -
                                                            -----------         ---------        ---------      --------

ADMINISTRATION COSTS
         General and administrative                                   2                 1                3             1
         Interest                                                   259               258              512           500
         Professional fees                                            1                 -                1             -
                                                            -----------         ---------        ---------      --------

         TOTAL ADMINISTRATIVE COSTS                                 262               259              516           501
                                                            -----------         ---------        ---------      --------

NET LOSS BEFORE INTEREST INCOME                                     262               259              516           501

INTEREST INCOME                                                       -                 1                1             2
                                                            -----------         ---------        ---------      --------

NET LOSS                                                            262               258              515           499

DEFICIT BEGINNING OF PERIOD                                      24,167            23,196           23,914        22,955

DEFICIT END OF PERIOD                                       $    24,429         $  23,454        $  24,429      $ 23,454
                                                            -----------         ---------        ---------      --------


BASIC LOSS PER SHARE IN U.S. DOLLARS                        $       .02         $     .02        $     .03      $    .03


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         14,487,159        14,487,159       14,487,159    14,487,159




                                                  PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                       THREE MONTHS
                                                       ENDED JULY 31,
                                                  2001                 2000
                                              -----------           -----------
FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES

         Net loss                             $      (515)          $      (499)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                      514                   500
                                              -----------           -----------


NET INCREASE (DECREASE) IN CASH                        (1)                    1

CASH BALANCE BEGINNING OF PERIOD                        3                     6
                                              -----------           -----------

CASH BALANCE END OF PERIOD                    $         2           $         7
                                              -----------           -----------


                             PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENT
                                  JULY 31, 2001

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 2001, substantially apply to the interim financial statements at July 31, 2001, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending July 31, 2001, with respect to the Company's continued its efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.



                             PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial
---------------------------------


         Revenues. The Company had no revenues during the quarter ended July 31, 2001. It had no revenues during the comparable period in the preceding year.



         Costs and Expenses. During the quarter ended July 31, 2001, the Company had total administrative costs of $262,000 compared to $259,000 in the comparable period in the prior year. The increase in administrative costs was due to a $1,000 increase in interest costs, a $1,000 increase in administrative costs, and a $1,000 charge for professional fees. Accrued interest was $259,000 during the period, compared to $258,000 during the quarter ended July 31, 2000.

         Interest Income. The Company had no interest income during the period, compared to interest income of $1,000 in the comparable prior period.



         Net Loss. The Company had a net loss for the quarter ended July 31, 2001, of $262,000 (or $.02 per share), compared to $258,000 (or $.02 per share)
for the comparable period in the prior year.



Analysis of Financial Condition
-------------------------------

         The Company had no material liquidity or capital resources at quarter ended July 31, 2001. At that date, the Company had current assets of $80,000 and current liabilities of $6.4 million. Current liabilities include $5.8 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing during the three-month period ended July 31, 2001. The Company has paid or otherwise resolved virtually all of its trade debt, but continues to seek to satisfy its remaining trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from net cash flow from the Company's now-terminated Dean Mine operations) or on its Gold Delivery Contracts and $6.9 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

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

                  None


Item 5.    Other information.

                  General.   The  Company's   financial   resources   have  been
                  -------
                  substantially exhausted and management does not know of any additional financing available to the Company. The Company has no continuing on-going business operations at this time. The Company has been seeking, since early 1995, to satisfy its trade debt other than through a court supervised process, which would entail significant administrative expenses. The Company has been able to satisfy a substantial portion of its trade debt, but in light of its financial position, it is unlikely any payments will be made on its other indebtedness, which has been voluntarily subordinated to the Company's trade creditors.

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

         (a)      Exhibits:   None.
                  --------

         (b)      Reports on Form 8-K:  None
                  -------------------

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           St. George Metals. Inc.
                               -------------------------------------------------
                                                (Registrant)



September 10, 2001             By:  /s/ C. B. Robertson, III
                                  ----------------------------------------------
                                   C. B. Robertson, III - Chairman and Principal
                                                            Executive Officer



September 10, 2001             /s/ Harrison Nesbit, II
                               -------------------------------------------------
                                  Harrison Nesbit, II - Treasurer and Chief
                                                          Financial and
                                                          Accounting Officer