Form 10QSB
period 2001-10-31
ST GEORGE METALS INC
filed 2001-12-10
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended October 31, 2001            Commission File Number 0-18616
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


         As of October 31, 2001, the number of shares of Common Stock outstanding was 14,487,159.




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


                                        ST. GEORGE METALS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                                  INTERIM CONSOLIDATED BALANCE SHEETS
                              AS OF OCTOBER 31, 2001 AND JANUARY 31, 2001

                                (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                     OCTOBER 31,           JANUARY 31,
                                                                        2001                  2001
                                                                     -----------           -----------
                           ASSETS
CURRENT
      Cash                                                           $         -           $         3

OTHER - Reclamation deposit                                                   78                    78
                                                                     -----------           -----------

                                                                     $        78           $        81
                                                                     -----------           -----------


                           LIABILITIES
CURRENT
         Advances from shareholders                                  $       540           $       527
         Accrued interest payable                                          6,031                 5,253
         Accrued mineral interests reclamation costs                          90                    90
                                                                     -----------           -----------
                                                                           6,661                 5,870

LONG TERM-DEBT
         Other                                                             1,888                 1,888
         Related parties                                                   5,003                 5,003
                                                                     -----------           -----------

         TOTAL LIABILITIES                                                13,552                12,761
                                                                     -----------           -----------


                  SHAREHOLDERS' DEFICIT
SHARE CAPITAL
         Authorized
                  10,000,000 Preferred shares -
                              Par value $.01 per share
                  30,000,000 Common shares -
                              Par value $.01 per share
         Issued and paid in capital
                     1,450 Series A Preferred shares                       1,450                 1,450
                     166,417 Series B Preferred shares                       499                   499
                     14,487,159 Common shares                              9,285                 9,285
         Deficit accumulated during development stage                    (24,708)              (23,914)
                                                                     -----------           -----------

                                                                         (13,474)              (12,680)
                                                                     -----------           -----------

         TOTAL                                                       $        78           $        81
                                                                     -----------           -----------

                                         PREPARED BY MANAGEMENT

                                                 ST. GEORGE METALS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                   INTERIM CONSOLIDATED STATEMENT OF INCOME AND DEFICIT
                           FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000

                                         (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                      THREE MONTHS                       NINE MONTHS
                                                                      ENDED OCT. 31                     ENDED OCT. 31
                                                                   2001             2000           2001            2000
                                                             ----------        ----------       ----------    ----------
REVENUE
         Option fees                                                  -                25                -            25
                                                             ----------        ----------       ----------    ----------


ADMINISTRATION COSTS
         General and administrative                                  12                 3               15             4
         Interest                                                   266               238              778           738
         Professional fees                                            1                 1                2             1
                                                             ----------        ----------       ----------    ----------

         TOTAL ADMINISTRATIVE COSTS                                 279               242              795           743
                                                             ----------        ----------       ----------    ----------

NET LOSS BEFORE
         INTEREST INCOME                                            279               217              795           718

INTEREST INCOME                                                       -                 1                1             3
                                                             ----------        ----------       ----------    ----------

NET LOSS                                                            279               216              794           715

DEFICIT BEGINNING OF PERIOD                                      24,429            23,454           23,914        22,955
                                                             ----------        ----------       ----------    ----------

DEFICIT END OF PERIOD                                            24,708            23,670           24,708        23,670
                                                             ----------        ----------       ----------    ----------


BASIC LOSS PER SHARE
         IN U.S. DOLLARS                                     $      .02        $      .01       $      .06    $      .05
                                                             ----------        ----------       ----------    ----------


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         14,487,159        14,487,159       14,487,159    14,487,159
                                                             ----------        ----------       ----------    ----------

                                                  PREPARED BY MANAGEMENT

                                  ST. GEORGE METALS, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                        INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000

                          (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                     NINE MONTHS
                                                                   ENDED OCTOBER 31,
                                                                2001                  2000
                                                         -----------           -----------
FUNDS PROVIDED (USED) BY OPERATING
         ACTIVITIES

         Net loss recovery                               $      (794)          $      (715)

         CHANGES IN OTHER
           WORKING CAPITAL ITEMS                                 791                   739
                                                         -----------           -----------

                           TOTAL                                  (3)                   24
                                                         -----------           -----------

FINANCING ACTIVITIES
         Long-term debt                                            -                   (27)
                                                         -----------           ------------


NET INCREASE (DECREASE) IN CASH                                   (3)                   (3)

         CASH BALANCE BEGINNING OF PERIOD                          3                     6
                                                         -----------           -----------

         CASH BALANCE END OF PERIOD                      $         0           $         3
                                                         -----------           -----------

                                   PREPARED BY MANAGEMENT

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)



1.       ACCOUNTING POLICIES

         These interim consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States. The notes to the Company's (unaudited) consolidated financial statements as of January 31, 2001, substantially apply to the interim financial statements at October 31, 2001, and are not repeated here.


2.       INTERIM ADJUSTMENTS

         The unaudited interim financial information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. These adjustments are of a normal recurring nature.

3.       STATUS OF BUSINESS

         The Company is not engaged in any active business. There was no change during the quarter ending October 31, 2001, with respect to the Company's continuing efforts to reach an out-of-court accord with its trade creditors. See Item 5, Other Information, of Part II of this Form 10-QSB.




                             PREPARED BY MANAGEMENT

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - Financial
---------------------------------


         Revenues. The Company had no revenues during the quarter ended October 31, 2001, compared to $25,000 during the comparable quarter in fiscal 2000. For the nine months ended October 31, 2001, the Company had no revenues compared to $25,000 during the nine months ended October 31, 2000. The revenue in the quarter ended October 31, 2000, was attributable to the annual renewal fee on a previously reported sublease to Triband Resources U.S. Inc. of the Company's remaining 63 claim blocks in the AMAX/Draco property and its leasehold interest in the Whiskey Canyon and Red Cap properties, all as described in the Company's Form 10-KSB for the year ended January 31, 2000. As explained in Item 5 to this Form 10-QSB, Triband Resources terminated its agreement with the Company during the summer of 2001.



         Costs and Expenses. During the quarter ended October 31, 2001, the Company had total administrative costs of $279,000 compared to $242,000 in the comparable period in the prior year. Administrative costs consisted primarily of accrued interest, which was $266,000 during the current period, compared to $238,000 during the quarter ended October 31, 2000. For the nine months ended October 31, 2001, total administrative costs were $795,000 compared to $743,000 in the comparable period ended October 31, 2000. The increase was attributable to higher interest costs ($778,000 for the current period versus $738,000 for the comparable nine months in the prior period).

         Interest Income. The Company had no interest income during the quarter ended October 31, 2001, compared to $1,000 during the comparable period in the preceding year.



         Net Loss. The Company had a net loss for the quarter ended October 31, 2001, of $279,000 (or $.02 per share), compared to $216,000 (or $.01 per share)
for the comparable period in the prior year. For the nine months ended October 31, 2001, the Company had a net loss of $794,000 ($.06 per share) compared to $715,000 ($.05 per share) in the nine months ended October 31, 2000.



Analysis of Financial Condition
-------------------------------

                  The Company had no material liquidity or capital resources at quarter ended October 31, 2001. At that date, the Company had no current assets and current liabilities of $6.7 million. Current liabilities include $6.0 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing during the three-month period ended October 31, 2001. Since 1995, the Company has continued to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. Virtually all trade debt, other than trade advances from one shareholder, have been satisfied or waived. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from net cash flow from the Company's now-terminated Dean Mine operations) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

                           PART II - OTHER INFORMATION


Item 1.    Legal proceedings.

           (a)    None


Item 2.    Changes in securities.

           (a)    None

           (b)    None


Item 3.    Defaults upon senior securities.

                  Under the Company's Phase I and II Loan Commitments, non-payment of interest constitutes an event of default; however, a note holder must advise the Company in writing that he declares his debt to be in default. As previously reported, two note holders, one a former related party of the Company, advised the Company in January, 1994, that the Company was in default with respect to the Company's debt obligations to them. The Company advised such holders that it did not agree with their position, and no further actions have been taken by such noteholders.


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

                  Status  of  Properties.   Effective  June  26,  2001,  Triband
                  ----------------------
                  Resources U.S. Inc. gave notice to the Company of termination on its sublease of the Company's AMAX/Draco, Whiskey Canyon and Red Cap claims, under the lease agreement described in the Company's Form 10-KSB for the year ended January 31, 2000. In connection with this termination by Triband, the Company gave notice to the underlying lessors of the Whiskey Canyon and Red Cap claims of the Company's termination of its lease of these claims. The Company continues to hold claims for another year to the AMAX/Draco properties described in its Form 10-KSB for the year ended January 31, 2000.

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




                                           St. George Metals. Inc.
                               -------------------------------------------------
                                                (Registrant)



December 6, 2001               By:  /s/ C. B. Robertson, III
                                  ----------------------------------------------
                                   C. B. Robertson, III - Chairman and Principal
                                                            Executive Officer



December 6, 2001               /s/ Harrison Nesbit, II
                               -------------------------------------------------
                               Harrison Nesbit, II - Treasurer and Chief
                                                       Financial and Accounting
                                                       Officer