Form 10KSB
period 2002-01-31
ST GEORGE METALS INC
filed 2002-04-26
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB

(Mark One)
[ X ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         As of March 31,  2002,  14,487,159  shares of the  registrant's  Common
Stock were outstanding. The aggregate market value of the registrant's Common Stock held by non-affiliates was less than $25,000 based on the sale price ($0.002 per share) on April 3, 2002, the last reported trade date.

                                     PART I
Item 1.   Business

Significant Developments During Year Ended January 31, 2002
         During the year ended January 31, 2002, the Company engaged in no significant business activities.

         At the present time, the Company's financial resources have been substantially exhausted and management does not know of any additional financing available to the Company. The Company has no continuing on-going business activities at this time other than holding its remaining properties (see Item 2 below). The Company has no meaningful available financial resources, and only minimal personnel resources. The Company has liquidated substantially all its assets and paid off its trade creditors in a continuing effort to wind up its business other than through a court supervised process, which would entail significant administrative expenses. The Company has paid substantially all of its trade debt (other than to related parties) and it is unlikely any payments will be made on its other indebtedness, which has been voluntarily subordinated to the Company's trade creditors.

         Because of the Company's financial condition and the consequent difficulty of paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 has been and remains doubtful. Accordingly, the Company may not be able to continue filing periodic reports with the Securities and Exchange Commission. As has been the case since 1997, the financial statements included with this Form 10-KSB are not audited because the Company was and is not able to incur the expense of an audit.

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

         As previously reported, the Company posted a $220,000 cash bond with the Nevada Division of Environmental Protection (NDEP) in fiscal 1996 to cover reclamation costs associated with the Company's former Dean Mine. Following discussions with and review of plans by NDEP, the Company commissioned reclamation work during calendar year 1997. Principal items included closure and sealing of adits (mine openings), road regrading, waste dump reclamation, heap leach pad regrading and related matters. As work was certified by NDEP during the years ended January 31, 1998, 1999 and 2000, NDEP authorized partial releases from the cash bond to pay for work performed. At January 31, 2002, $78,000 remained available under the cash bond. In prior years, in order to permit the Company to pay its independent contractor for reclamation work completed but not funded under its cash bond, a shareholder of the Company advanced funds to the contractor. These advances have been recorded on the Company's books as shareholder advances, which will be repaid as further releases from the cash bond are authorized. At January 31, 2002, shareholder advances totaled $540,000, an increase of $13,000 from the $527,000 outstanding at January 31, 2001.

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

         While it was engaged in active exploration and development operations, the Company relied almost exclusively upon independent contractors and consultants to provide equipment, geological, technical and professional and other administrative services. With the cessation of active business operations the Company has terminated all employees and most of its consultant relationships. During the fiscal years ended January 31, 1997 through 2002, the Company had no employees.

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

         As previously reported, in August 1998, the Company concluded an agreement with Triband Resources U.S. Inc. for the sub-lease of various properties, including 63 claim blocks in the AMAX/Draco property. Upon execution of the agreement with Triband, the Company received an initial cash payment of $15,000; an additional $15,000 was paid on the first anniversary; and $25,000 was paid on the second anniversary. As previously reported, during the fiscal year ended January 31, 2002, Triband Resources terminated its sublease agreement on these 63 claim blocks. The Company continues to hold claims until the fall of 2002 on the AMAX/Draco claim blocks.

Item 3.   Legal Proceedings
---------------------------

         None.

Item 4.   Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

         None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

         The Company's common stock (Symbol: SGGM) is quoted in The Pink Sheets, which is a privately-owned, centralized quotation service that collects and publishes market maker quotes for OTC securities in real time.

         The reported high and low bid prices for the Company's common stock on the bulletin board over-the-counter trading system operated by the NASD for the first quarter of fiscal 2001, and the high and low quotations as reported thereafter by The Pink Sheets, were as follows:

                                Fiscal Year ended January 31,
                                    2001                      2002
                          -----------------------            ------
                          High Bid        Low Bid     High Bid      Low Bid
                          --------        -------     --------      -------

     First Quarter       $   0.001            N/A     $  0.005     $   0.005
     Second Quarter          0.010            N/A        0.020         0.005
     Third Quarter           0.010            N/A        0.005         0.005
     Fourth Quarter          0.010            N/A        0.006         0.002

         The over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of March 31, 2002, there were approximately 720 shareholders of record, holding an aggregate of 14,487,159 shares of Common Stock outstanding.

         The Company paid no cash dividends in either of the two most recent fiscal years.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

(a)      Results of Operations for the Year Ended January 31, 2002
         ---------------------------------------------------------

         During the year ended January 31, 2002, the company engaged in no material business activities other than as described herein.

         During the year the Company had no revenues, compared to $25,000 received in the prior year from an option payment under a lease agreement that, as previously reported, has been terminated. Interest income during the year was $3,000, compared to $5,000 in the prior year. General and administrative costs for the year were $16,000, compared to $7,000 in the prior year. The increase in general and administrative costs was due to the payment of $13,000 in filing fees to renew the AMAX/Draco claims described in Item 2 above. Funds for the payment of these filing fees were advanced by a shareholder (see item 12 below), which resulted in an increase in shareholder advances at year-end to $540,000, compared to $527,000 at the end of the prior year.

         The Company had a net loss for the year of $1,052,000 ($0.07 per share) compared to a net loss of $959,000 ($0.07 per share) the prior year. Accrued interest for the year was $1,036,000, compared to $981,000 for the prior period. Professional fees were $3,000 for the year, compared to $1,000 during the prior year.

         Total assets at year-end were $78,000, compared to $81,000 at the prior year-end. At year-end 2002, cash was $0, and $78,000 in other assets (balance of reclamation bond posted with Nevada Department of Environmental Protection). At year-end the Company had current liabilities of $6.9 million, compared to $5.9 million at the prior year-end, attributable primarily to increased accrued interest ($6.3 million versus $5.3 million) and long-term debt of $6.9 million (unchanged from the preceding year). Shareholders equity at January 31, 2002, was negative ($13,732,000) compared to negative ($12,680,000) at January 31, 2000.

(b)      Results of Operations for the Year Ended January 31, 2001
         ---------------------------------------------------------

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

(c)      Liquidity and Capital Resources at Year End January 31, 2002
         ------------------------------------------------------------

         The Company had no material liquidity or capital resources at year end, January 31, 2002. At that date, the Company had no current assets ($-0-) and current liabilities of $6.9 million. Current liabilities include $6.3 million of accrued interest payable which is in arrears. A substantial portion of the Company's current liabilities and other indebtedness is owed to related parties. The Company obtained no new financing (other than through one payment under an option agreement for the sale of certain capital assets) during the twelve-month period ended January 31, 2002. The Company continues to seek to satisfy its trade creditors and other operational expenses other than through a court supervised process. The Company does not presently expect to be in a position to make any payments on its Operations Advances (which are payable solely from Dean Mine Net Cash Flow) or on its Gold Delivery Contracts and $4.3 million principal amount of term debt, both of which categories have been voluntarily subordinated by the holders to the payment of the Operations Advances.

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

Item 8.   Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

         None. Because of the Company's financial position it has not retained any certified public accountants to audit its financial statements for the year ended January 31, 2002.


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

                        Directors and Executive Officers
                        --------------------------------
                                                                      Director
           Name           Age             Positions Held                Since
           ----           ---             --------------                -----

Harrison Nesbit II        74      Director; Treasurer                   1989

Fred G. Pollard           83      Director                              1993

C. B. Robertson III       66      Director; Chairman of the Board       1993
                                  effective September 1, 1993
---------------

         Harrison Nesbit, II has served since 1961 as Chairman of Godine, Nesbit, McCabe, an insurance firm located in Charlottesville, Virginia.

         Fred G. Pollard has been an attorney since 1942. He is presently Of Counsel to the law firm of Williams, Mullen in Richmond, Virginia.

         C. B. Robertson, III has been engaged for more than five years in real estate development through CBR Associates, Inc. in Richmond, Virginia.

         There are no other individuals who are considered by the Company to be "significant employees." There are no family relationships among the directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company is registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, Section 16(a) of the Exchange Act requires directors and executive officers, and any persons holding more than 10% of the Company's Common Stock, to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). The Company is required to disclose in the Annual Report on Form 10-KSB or in the proxy statement for the annual meeting any failure to file a required report by its due date during the fiscal year ended January 31, 2002. The Company is not aware of any transactions in securities of the Company requiring the filing of any required report during the year ended January 31, 2002.

Item 10.  Executive Compensation
--------------------------------

         Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended January 31, 2002, 2001, and 2000 to the Company's Chief Executive Officer. There were no other executive officers of the Company, determined as of the end of the last fiscal year, whose annual compensation exceeded $100,000.

                                                                                                     Long term compensation
                                                                 Annual compensation                         Awards
                                                       ----------------------------------------     -------------------------
                                            Year                                       Other        Restricted
                                           Ended                                      Annual        Stock
                                           Jan. 31     Salary        Bonus         Compensation     Awards         Options(1)
                                           -------     ------        -----         ------------     ------         ----------
     Name and principal position
     C.B. Robertson(2)                     2002        $      0         --          --                --             --
       Chairman of the Board               2001        $      0         --          --                --             --
       and acting CEO                      2000        $      0         --          --                --             --

(1) No stock options were granted in the fiscal years ending January 31, 2000, 2001 or 2002.
(2) Mr. Robertson was appointed CEO and Chairman effective September 1, 1993. He has accepted no compensation for this position. See Item 12, Certain Relationships and Related Transactions.

         Option Grants in Last Fiscal Year. No stock options were granted to the Chief Executive Officers (or any other officer) during the fiscal year ended January 31, 2002.

         Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values. No stock options were awarded to, held by or exercised by the Chief Executive Officer during the fiscal year ended January 31, 2002.

         Stock Option Plan. In 1989, the Board of Directors of the Company approved a non-qualified stock option plan ("Plan") which provided for the grant to officers, employees, consultants and independent contractors of the Company of options to purchase shares of Common Stock. The Plan terminated by its terms in 1999, and all options granted under the Plan have expired without exercise.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, including the effect of its Series A and Series B Preferred Stock, at January 31, 2002 by (i) each person believed to be the beneficial owner of, directly or indirectly, or to control or direct, as of January 31, 2002, more than five percent of the outstanding shares of Common Stock, (ii) each director and officer named in the Summary Compensation Table (See "Executive Compensation") and (iii) all officers and directors as a group.

                                                                 Amount and Nature
                                                                  of  Beneficial
                                                                     Ownership
                                                                     of Common                Percentage of
         Name and Address             Title of Class                 Stock* **                Class Owned*
         ----------------             --------------                ----------                ------------

Richard O. Hunton                       Common Stock                   1,177,210  (1)              7.60%
10555 Westpark Drive
Houston, Texas  77042

Harrison Nesbit, II                     Common Stock                   1,034,899  (2)              7.14%
P. O. Drawer 5287
Charlottesville, Virginia  22905

Fred G. Pollard                         Common Stock                   1,100,000  (3)              7.10%
1021 East Cary Street
Richmond, Virginia  23219

C. B. Robertson, III                    Common Stock                   1,128,605  (4)              7.29%
9020 Stony Point Pkwy., Suite 145
Richmond, Virginia  23235

Neal O. Wade, Jr.                       Common Stock                   1,158,536  (5)              7.48%
750 Bering Drive
Suite 606
Houston, Texas  77057

All directors and executive officers    Common Stock                   3,293,435                  19.80%
            as a group (3 in group)

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

(5) Includes 1,000,000 shares which Mr. Wade may acquire upon conversion of 250 shares of Series A Preferred Stock.

Item 12. Certain Relationships and Related Transactions

         As noted above, C. B. Robertson, III served as Chairman of the Board and Chief Executive Officer without compensation during the year ended January 31, 2002. During the fiscal year ended January 31, 2002, the Company received $13,000 of shareholder advances from Mr. Robertson, increasing the balance owed to $540,000. At the present time the Company's executive office in Richmond, Virginia, is maintained in the office of Mr. Robertson. The Company does not reimburse Mr. Robertson any portion of his lease expense but has reimbursed him from time to time for certain telephone and other operating expenses incurred in connection with the Company's business.

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) Financial Statements (see Financial Statements at Page F-1)

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

                                         ST. GEORGE METALS, INC.


Dated:  April 26, 2002                   By:/s/ C. B. Robertson, III
                                            ---------------------------------
                                                  C. B. Robertson, III
                                                  Chairman of the Board


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                     Capacity                  Date
              ---------                     --------                  ----

/s/ C. B. Robertson, III           Chairman of the Board         April 26, 2002
-------------------------------
C. B. Robertson, III               and Director (Principal
                                   Executive Officer)

* /s/ Harrison Nesbit, II          Treasurer (Principal          April 26, 2002
-------------------------------
Harrison Nesbit, II                Financial and
                                   Accounting Officer)

* /s/ Harrison Nesbit II           Director                      April 26, 2002
-------------------------------
Harrison Nesbit II

                                   Director
-------------------------------
Fred G. Pollard


* By /s/ C. B. Robertson, III
-------------------------------
C. B. Robertson, III
Attorney-in-Fact

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                JANUARY 31, 1996

                           (EXPRESSED IN U.S. DOLLARS)


















    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                            ST. GEORGE METALS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                   UNAUDITED
                                                 BALANCE SHEETS
                                           JANUARY 31, 2002 AND 2001

                                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                    2002                  2001
                                                                                --------             ---------
         ASSETS
CURRENT
     Cash                                                                       $      -             $       3

OTHER - Reclamation deposit                                                           78                    78
                                                                                --------             ---------

     TOTAL                                                                      $     78             $      81
                                                                                --------             ---------

         LIABILITIES
CURRENT
     Advances from shareholders                                                      540                   527
     Accrued interest payable                                                      6,289                 5,253
     Accrued mineral interests reclamation costs                                      90                    90
                                                                                --------             ---------
                                                                                   6,919                 5,870

LONG TERM-DEBT
     Other                                                                         1,888                 1,888
     Related parties                                                               5,003                 5,003
                                                                                --------             ---------

     TOTAL LIABILITIES                                                            13,810                12,761
                                                                                --------             ---------

         SHAREHOLDERS' DEFICIT
SHARE CAPITAL
     Authorized
         10,000,000 Preferred shares -
              Par value $.01 per share
         30,000,000 Common shares -
              Par value $.01 per share
     Issued and paid in capital
                 1,450   Series A Preferred shares                                 1,450                 1,450
               166,417   Series B Preferred shares                                   499                   499
            14,487,159   Common shares                                             9,285                 9,285
     Deficit accumulated during development stage                                (24,966)              (23,914)
                                                                                --------             ---------
                                                                                 (13,732)              (12,680)
                                                                                --------             ---------
     TOTAL                                                                      $     78             $      81
                                                                                --------             ---------

                                             PREPARED BY MANAGEMENT

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                            ST. GEORGE METALS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                                   UNAUDITED
                                         STATEMENT OF LOSS AND DEFICIT
                                 FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001
                                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                           CUMULATIVE                       YEARS ENDED
                                                           JANUARY 31,                      JANUARY 31,
                                                              2002                  2002                  2001
                                                              ----                  ----                  ----
REVENUE
     Option fees and other                             $       135           $         -             $          25
                                                       -----------           -----------             -------------

ADMINISTRATIVE COSTS
     Related party administration charges              $       377           $                       $
     Related party fees                                        611
     General and administrative                                778                    16                         7
     Interest                                                6,623                 1,036                       981
     Reclamation and other costs                               464
     Professional fees                                       1,197                     3                         1
     Salaries and benefits                                     892
     Shareholder information                                   239
     Loss on disposal of agreement receivables                  22
     Fees and recoveries                               (       247)                    -                         -
                                                       ------------          -----------             -------------

     TOTAL ADMINISTRATIVE COSTS                             10,956                 1,055                       989
                                                       -----------           -----------             -------------

LOSS BEFORE WRITE DOWN OF MINERAL
     INTEREST                                               10,821                 1,055                       964

WRITE DOWN OF MINERAL INTEREST -
     NET OF RECOVERIES                                      14,594                     -                         -
                                                       -----------           -----------             -------------

NET LOSS BEFORE
     INTEREST INCOME                                        25,415                 1,055                       964

INTEREST INCOME                                                449                     3                         5
                                                       -----------           -----------             -------------

NET LOSS                                               $    24,966                 1,052                       959
                                                       -----------           -----------             -------------

DEFICIT BEGINNING OF PERIOD                                                       23,914                    22,955
                                                                             -----------             -------------

DEFICIT END OF PERIOD                                                        $    24,966             $      23,914
                                                                             -----------             -------------

BASIC LOSS PER SHARE
     IN U.S. DOLLARS                                                         $       .07             $         .07

WEIGHTED AVERAGE NUMBER OF                                                    14,487,159                14,487,159
                                                                             -----------             -------------
     COMMON SHARES OUTSTANDING

                                             PREPARED BY MANAGEMENT

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                            ST. GEORGE METALS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                   UNAUDITED
                                            STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001

                                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                         CUMULATIVE                         YEARS ENDED
                                                         JANUARY 31,                        JANUARY 31,
                                                            2002                    2002                2001
                                                            ----                    ----                ----
FUNDS PROVIDED (USED) BY OPERATING
     ACTIVITIES
     Net recovery (loss) for the period                   $ (24,966)             $ (1,052)            $    (959)

     WRITE DOWN OF MINERAL INTEREST                          15,086                     -                     -

     CHANGES IN OTHER NON-CASH
         WORKING CAPITAL ITEMS                                6,919                 1,049                 1,010
                                                          ---------              --------             ---------
                                                             (2,961)                   (3)                   51
                                                          ---------              --------             ---------

FINANCING ACTIVITIES
     ISSUED AND PAID IN CAPITAL
         Preferred shares                                     1,949
         Common shares                                        9,309
         Share issue costs                                      (24)

     LONG-TERM DEBT                                           6,891                     -                   (54)
                                                          ---------              --------             ---------
                                                             18,125                     -                   (54)
                                                          ---------              --------             ---------

INVESTING ACTIVITIES
     Reclamation deposits                                       (78)                    -
     Mineral interest (recovery)                            (15,086)                    -                     -
                                                          ---------              --------             ---------
                                                            (15,164)                                        -
                                                          ---------              --------             ---------

INCREASE IN CASH                                                  0                    (3)                   (3)
CASH BALANCE BEGINNING OF PERIOD                                  -                     3                     6
                                                          ---------              --------             ---------
CASH BALANCE END OF PERIOD                                $       -              $      -             $       3
                                                          ---------              --------             ---------

                                             PREPARED BY MANAGEMENT

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ST. GEORGE METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED

                            JANUARY 31, 2002 AND 2001

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

         As at January 31, 2002 and 2001, the Company's liabilities exceeded total assets by $13,732,000 and $12,680,000, respectively. The Company was notified in 1994 by two holders of term notes that the Company was in default under the terms of these agreements, although the Company does not agree with this contention. See Note 8 to the financial statements. During the year-ended 1997, the Company's leasehold interest in the Dean Mine was terminated by the lessor.

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

4.       OTHER ASSETS
                                             2002                  2001
                                             ----                  ----

         Reclamation deposits               $78,000               $78,000
                                            =======               =======

         Reclamation deposits are comprised of interest-bearing certificates of deposit, which have been pledged as security with the State of Nevada for the performance of the Company's reclamation commitments. The funds will not be available for general working capital purposes until such time as the approved reclamation program has been completed. During the years ended January 31, 2002 and 2001, the State of Nevada authorized the release of $-0- and $-0-, respectively, from the reclamation deposits as reclamation work was performed.

5.       FUNDS PROVIDED (USED BY) OTHER NON-CASH WORKING CAPITAL ITEMS

                                                       Cumulative to                      Years Ended
                                                        January 31,                       January 31,
                                                           2002                     2002                2001
                                                           ----                     ----                ----

         Accounts payable                               $      -0-                $      -0-         $      -0-
         Accrued interest payable
              - Term notes and advances                  6,289,334                 1,036,393          1,035,396
         Accrued mineral interests
              reclamation costs                             90,000
         Advances from shareholder                         540,000                    13,000           (25,000)
                                                        ----------                ----------         ----------

                                                        $6,919,334                $1,049,393         $1,010,396
                                                        ==========                ==========         ==========

6.       ADVANCES FROM SHAREHOLDERS

         Advances from shareholders bear interest at quoted bank prime rates (year end rate - 8.5%), are unsecured and repayable upon demand. No interest was paid on the shareholder advances during the year. For the year ended January 31, 2002, accrued interest on shareholder advances was $74,640 for the year, and total accrued interest as of January 31, 2002, was $320,038.

7.       LONG-TERM DEBT

                                                                      2002                 2001
                                                                      ----                 ----
         (a)    Operations advances, non-interest bearing
                Third parties                                  $     587,343           $     587,343
                Related parties                                    1,277,000               1,277,000

         (b)    Gold delivery contracts - related parties            727,380                 727,380

         (c)    Term Notes payable, bearing interest at
                quoted bank prime rate plus l %. (Effective rate - 10 %.)

                Third parties                                      1,300,000               1,300,000
                Related parties                                    3,000,000               3,000,000
                                                               -------------           -------------

                                                               $   6,891,728              $6,891,723

         (d)    Operations Advances

                In 1994, the Company authorized up to $2,000,000 of non-interest bearing senior convertible promissory notes which, subject to authorization of additional common shares, are convertible at the option of the holder into 7 common shares for each dollar advanced. No such authorization of additional common shares has been sought or obtained, so the conversion privilege is not effective. The notes are to be repaid in semi-annual installments from future net cash flow from the Company's Dean Mine as calculated at January 31 or July 31 and payable April l and October 1 respectively. No payments were made during the fiscal years ending January 31, 2002 and 2001.

         (e)    Gold Delivery Contracts - Related Parties

                The holders of the gold delivery contracts have subordinated their right to any repayment until such time as the operations advances have been repaid in fill. The contracts are non-interest bearing and are repayable by delivery of 2,694 ounces of gold. At January 31, 2002, the equivalent value of the gold obligation was $727,380.

         (f)    Term Notes Payable and Related Interest

                The holders of the term notes payable have subordinated their right to any repayment of principal or interest until such time as the operations advances have been repaid in full.

                No interest was paid by the Company during the fiscal years ending January 3l, 2002 and 2001. Interest payable as at January 31, 2002 is summarized as follows:

                                        Third                Related
Year Ended                             Parties               Parties                Total
----------                             -------               -------                -----
January 31, 2002                     $    298,143          $    663,610      $     961,753
January 31, 2001                          297,301               661,735            959,036
January 31, 2000                          272,527               510,598            783,125
January 31, 1999                          250,220               468,803            719,023
January 31, 1998                          222,833               416,939            639,772
January 31, 1997                          197,682               369,718            567,400
January 31, 1996                          182,181               340,727            522,908
January 31, 1995                          142,950               267,357            410,307
January 31, 1994                          110,473               206,613            317,086
January 31, 1993                           30,975                57,911             88,886
Total Accrued Interest
                                     ------------         -------------      -------------
     on Term Notes                     $2,005,285            $3,964,011         $5,969,296

Accrued on Shareholder Advances                                                    320,038
                                                                             -------------
                                                                                $6,289,334

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

                  Principal payments of unsubordinated other long-term debt over the next five years are: 2003 - $Nil; 2004 - $Nil; 2005 - $Nil; 2006 - $Nil; 2007 - $Nil.

                  The Company has agreed not to incur, create or assume any funded debt ranking ahead of the term notes, declare or pay dividends on its shares, purchase or redeem any of its outstanding share capital or distribute any assets to its shareholders without the prior written consent of the lenders.

8.       INCOME TAXES

         The Company has incurred resource-related expenditures and operating losses which are available to reduce future years taxable income. As at January 31, 2002, tax losses of approximately $24,580,000 were available for carry-forward. The future benefits in respect of these losses have been offset by a valuation allowance arising from the Company's assessment of likelihood of realization. The availability of these losses expires as follows: 2003 - $1,449,000; 2004 - $2,944,000;
         2005  -  $537,000;  2006  -  $2,227,000;  2007  -  $2,532,000;  2008  -
         $2,858,000; 2009 - $4,358,000; 2010 - $2,441,000; 2011 - $661,000; 2013
         - $893,000;  2014 - $840,000;  2015 -  $787,000;  $959,000 - 2016;  and
         $1,052,000 - 2017.

         No income taxes were paid or payable by the Company during the two fiscal years ending January 31, 2002.

9.       SHARE CAPITAL

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

         (b)      Issued Capital
                                                                   Price
                                                                 Per Share           Shares       Consideration
                                                                 ---------           ------       -------------
                  Preferred Shares - Series A
                      1992-cash                               $     1,000               1,450       $1,450,000
                                                                                    ---------       ----------

                  Preferred Shares - Series B
                      1994-cash                                         3             228,917       $  686,751
                      1996 - conversion to common                                     (62,500)        (187,500)
                                                                                      --------      ----------
                                                                                      166,417          499,251
                                                                                      -------       ----------
                  Common Shares
                      1987-cash                               $         1                 500              500
                      1988 - cash contributed to
                         capital by parent                                                  -          564,397
                                                                                    ---------        ---------
                                                                                          500          564,897
                      1990 - cash contributed to capital
                         by parent                                                          -        3,067,711
                      - cash via convertible
                         promissory notes                          20,000                  98        1,960,000
                      - cash and subscriptions on
                         private placement                         20,000                 180        3,600,000
                      - share issue costs
                            other                                                                      (78,071)
                            related parties                             -                   -          (24,242)


         (b)      Issued Capital (continued)
                                                                       Price
                                                                     Per Share       Shares           Consideration
                                                                     ---------       ------           -------------

                  1991     - cash on private placement               $ 20,000                 l              20,000
                           - share issue costs                                                -             (13,295)
                                                                                     ----------         -----------
                                                                                            779         $ 9,097,000
                  1991     - Split on a 17,721 for 1 basis                           13,804,659
                  1992     - 1995 - No common shares were issued
                  1996     - Shares issued on conversion
                              of Series B Preferred                                     682,500           $ 187,500
                                                                                       --------           ---------

                                                                                     14,487,159         $ 9,284,500

         (c)      Conversion of Operating Advances

                  Dilution assumes conversion privilege for operating advances which is conditional upon shareholder approval of additional authorized shares of common stock. No such shareholder approval has yet been requested or obtained.

10.      SEGMENTED INFORMATION

         All of the Company's property interests are in the United States.

                                POWER OF ATTORNEY



The undersigned does hereby constitute and appoint C. B. Robertson, III and F. Claiborne Johnston, Jr., his true and lawful attorneys-in-fact, any of whom acting singly is hereby authorized for him and in his name and on his behalf as a director and/or officer of St. George Metals, Inc. (the "Company", to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the "Commission") in respect thereof, in connection with the preparation and filing with the Commission of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002, together with any and all other reports required to be filed under the Securities Exchange Act of 1934, as amended, and any and all amendments to such Reports, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

The undersigned does hereby ratify and confirm all his said attorneys or attorney shall do or cause to be done by the virtue hereof.

WITNESS the execution this 24 day of April, 2002.




                                          /s/ C. B. Robertson, III
                                          --------------------------------
                                          (Signature)



                                          C. B. Robertson, III
                                          (Type or Print Name)

                                POWER OF ATTORNEY



The undersigned does hereby constitute and appoint C. B. Robertson, III and F. Claiborne Johnston, Jr., his true and lawful attorneys-in-fact, any of whom acting singly is hereby authorized for him and in his name and on his behalf as a director and/or officer of St. George Metals, Inc. (the "Company", to act and to execute any and all instruments as such attorneys or attorney deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations, policies or requirements of the Securities and Exchange Commission (the "Commission") in respect thereof, in connection with the preparation and filing with the Commission of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002, and any and all amendments to such Report, together with such other supplements, statements, instruments and documents as such attorneys or attorney deem necessary or appropriate.

The undersigned does hereby ratify and confirm all his said attorneys or attorney shall do or cause to be done by the virtue hereof.

WITNESS the execution this 22 day of April, 2002.



                                          /s/ Harrison Nesbit, II
                                          ----------------------------------
                                          (Signature)



                                          Harrison Nesbit, II
                                          (Type or Print Name)