Form 10QSB
period 2002-04-30
ST GEORGE METALS INC
filed 2002-05-17
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended April 30, 2002              Commission File Number 0-18616
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


         As of April 30, 2002, the number of shares of Common Stock outstanding was 14,487,159.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                          QUARTER ENDED APRIL 30, 2002

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I  -  FINANCIAL  INFORMATION  -   Omitted     pursuant    to    Rule
---------------------------------      13a-13(c)(2)  under the Securities
                                       Exchange Act of 1934

PART II - OTHER INFORMATION
---------------------------

Items 1 - 6..............................................................   2-3

Signatures...............................................................     4

                           PART II - OTHER INFORMATION
                           ---------------------------


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

                  SEC Reporting Obligations.  Because of the Company's financial
                  -------------------------
                  condition and its consequent difficulty paying the attendant legal and accounting expenses, its ability to continue to meet its reporting obligations under the Securities Exchange Act of 1934 remains questionable. The financial statements included with its Form 10-KSB for the year ended January 31, 2002, were not audited by an independent certified accountant, because the Company could not afford the cost of an audit.

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

                  Status of  Properties.  The  status of the  Company's  mineral
                  ---------------------
                  properties has not changed from the  description  contained in
                  Item 2 of the Company's Form 10-KSB for the fiscal year ended January 31, 2002.


Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits:  None

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      St. George Metals. Inc.
                            ------------------------------------------------
                                           (Registrant)


May 15, 2002                By:  /s/ C. B. Robertson, III
                               ---------------------------------------------
                               C. B. Robertson, III - Chairman and Principal
                                                         Executive Officer
                                                         and Principal
                                                         Financial Officer