Form 10QSB
period 2002-07-31
ST GEORGE METALS INC
filed 2002-08-14
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended July 31, 2002               Commission File Number 0-18616
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


         As of July 31, 2002, the number of shares of Common Stock outstanding was 14,487,159.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                           QUARTER ENDED JULY 31, 2002

                                      INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION - Omitted pursuant to Rule 13a-13(c)(2)     ----
------------------------------   under the Securities Exchange Act of
                                 1934

PART II - OTHER INFORMATION
---------------------------

Items 1 - 6..............................................................   2-3

Signatures...............................................................     4

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

                  Status of Properties. The status of the Company's mineral properties has not changed from the description contained in
                  Item 2 of the Company's Form 10-KSB for the fiscal year ended January 31, 2002.


Item 6.    Exhibits and Reports on Form 8-K.

         (a)      Exhibits:  None

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          St. George Metals. Inc.
                            ----------------------------------------------------
                                               (Registrant)


August 13, 2002             By:  /s/ C. B. Robertson, III
                               -------------------------------------------------
                                C. B. Robertson, III - Chairman and Principal
                                                         Executive Officer and
                                                         Principal Financial
                                                         Officer