Form 10QSB
period 2002-09-30
ST GEORGE METALS INC
filed 2002-11-14
CIK 848626

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the Quarter Ended October 31, 2002

                        Commission File Number: 0-18616


                             ST. GEORGE METALS, INC.
             (Exact name of registrant as specified In its charter)


                     Nevada                           88-0227915
         (State or other jurisdiction of           (I.R.S. Employer
          Incorporation or organization)        Identification Number)



        1800 N. Beauregard Street, Suite 150, Alexandria, Virginia 22311
             (Address of principal executive offices)           (Zip code)

       Registrant's telephone number, including area code: (703) 578-1802


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


         As of October 31, 2002, the number of shares of Common Stock outstanding was 14,487,159.

                             ST. GEORGE METALS, INC.

                                   FORM 10-QSB
                           QUARTER ENDED OCTOBER 31, 2002

                                      INDEX



PART I - FINANCIAL INFORMATION - Omitted pursuant to Rule 13a-13(c)(2 under the Securities Exchange Act of 1934

PART II - OTHER INFORMATION

Items 1 -6...............................   2-3

Signatures...............................     4

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







                             St. George Metals. Inc.
                                 (Registrant)


November 6, 2002             By:  /s/Joseph J. Meuse
                                -----------------------
                                     Joseph J. Meuse - Chairman and Principal